Form 10-Q
period 2022-03-31
Ahren Acquisition Corp.
filed 2022-05-16
CIK 1856696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

 AHREN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001- 41162	98-1594455
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Boundary Hall, Cricket Square

Grand Cayman, KY1-1102

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (646) 480-0033

Not Applicable
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 12, 2022, there were 29,999,800 shares of Class A ordinary share, par value $0.0001 per share and 7,499,950 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

AHREN ACQUISITION CORP.
Form 10-Q For the Quarter Ended March 31, 2022

i

AHREN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	MARCH 31, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$1,243,839	$2,156,137
Other assets	552,316	466,721
Total current assets	1,796,155	2,622,858
Marketable securities held in Trust Account	306,015,000	305,997,960
Other non-current assets	98,459	213,541
Total Assets	$307,909,614	$308,834,359

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$-	$702,000
Accrued expenses	197,855	154,470
Total current liabilities	197,855	856,470
Deferred underwriting fees payable	10,499,930	10,499,930
Derivative warrant liabilities	9,982,440	16,198,778
Total liabilities	20,680,225	27,555,178

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 29,999,800 shares at $10.20 per share	306,015,000	305,997,960

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 29,999,800 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,499,950 shares issued and outstanding	750	750
Additional paid-in capital	331,714	-
Accumulated deficit	(19,118,075)	(24,719,529)
Total shareholders’ deficit	(18,785,611)	(24,718,779)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$307,909,614	$308,834,359

The accompanying notes are an integral part of these condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For The Three Months Ended March 31, 2022

General and administrative expenses	$283,170
Stock-based compensation expense	348,754
Loss from operations	(631,924)
Change in fair value of derivative warrant liabilities	6,216,338
Gain on marketable securities (net), dividends and interest, held in Trust Account	17,040
Net income	$5,601,454
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	29,999,800
Basic and diluted net income per share, Class A subject to possible redemption	$0.15
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,499,950
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.15

The accompanying notes are an integral part of these condensed financial statements.

AHREN ACQUISITION CORP.

STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	29,999,800	$305,997,960	7,499,950	$750	$-	$(24,719,529)	$(24,718,779)
Stock-based compensation to Directors	-	-	-	-	348,754	-	348,754
Remeasurement of carrying value to redemption value	-	17,040	-	-	(17,040)	-	(17,040)
Net income	-	-	-	-	-	5,601,454	5,601,454
Balance as of March 31, 2022 (unaudited)	29,999,800	$306,015,000	7,499,950	$750	$331,714	$(19,118,075)	$(18,785,611)

The accompanying notes are an integral part of these condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For The Three Months Ended March 31, 2022
Cash Flows from Operating Activities
Net income	$5,601,454
Adjustments to reconcile net gain to net cash used in operating activities:
Stock-based compensation expense	348,754
Gain on marketable securities (net), dividends and interest, held in Trust Account	(17,040)
Change in fair value of derivative warrant liabilities	(6,216,338)
Changes in operating assets and liabilities:
Other assets	29,487
Accounts payable	(702,000)
Accrued expenses	55,417
Net cash used in operating activities	(900,266)
Cash Flows from Financing Activities
Offering costs paid	(12,032)
Net cash used in by financing activities	(12,032)

Net decrease in cash	(912,298)
Cash - beginning of period	2,156,137
Cash - end of period	$1,243,839

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value	$17,040

The accompanying notes are an integral part of these condensed financial statements.

AHREN ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Liquidity

Ahren Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on April 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from April 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is AACS LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 13, 2021. On December 17, 2021, the Company consummated its Initial Public Offering of 29,999,800 units (the “Units”), including 2,499,800 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $299,998,000, and incurring $1,191,286 in offering costs, $5,999,960 in upfront underwriting fees and $10,499,930 in deferred underwriting commissions (Note 5). Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 15,249,920 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $15,249,920 (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $305,997,960 ($10.20 per Unit) of the proceeds of the Initial Public Offering and the Private Placement were deposited into a trust account (the “Trust Account”) in the United States at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company acting as trustee, to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S, government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a Business Combination, the Company may seek shareholder approval at a meeting called for such purpose at which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor, officers and directors agreed (a) to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and the Company’s officers and directors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Risks and uncertainties

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Liquidity and Capital Resources

As of March 31, 2022, the Company had working capital of $1,598,300. Of the net proceeds from the Initial Public Offering and associated sale of Private Placement Warrants, $306,015,000 of cash was held in the Trust Account. Cash of $1,243,839 was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

If the Company’s estimates of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is either not an emerging growth company or an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,243,839 of cash and no cash equivalents as of March 31, 2022.

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

Marketable Securities Held in Trust Account

As of March 31, 2022 the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the Trust Account in the accompanying statement of operations.

As of March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which invest in U.S. Treasury securities.

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

Fair Value of Financial Instruments

As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the ASC 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of the Public Warrants and the Private Placement Warrants are now measured based on the listed market price of the Public Warrants since they began separate trading on February 4, 2022.

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

Class A ordinary shares subject to possible redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2022 and December 31, 2021 is as follows:

Gross proceeds	$299,998,000
Less:
Class A ordinary shares issuance costs	(17,205,693)
Fair value of Public Warrants at issuance	(7,328,951)

Plus:
Accretion of carrying value to redemption value	30,534,604
Class A ordinary shares subject to possible redemption, December 31, 2021	$305,997,960
Remeasurement of carrying value to redemption value	17,040
Class A ordinary shares subject to possible redemption, March 31, 2022	$306,015,000

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants to purchase Class A ordinary shares sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income per share is the same as basic loss per share for the period presented.

For The Three Months Ended March 31, 2022
Net income	$5,601,454
Accretion of temporary equity in excess of fair value	-
Net income including accretion of temporary equity in excess of fair value	$5,601,454

	For The Three Months Ended March 31, 2022
	Class A Redeemable Shares	Class B Ordinary Shares

Basic and diluted net income per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$4,481,163	$1,120,291
Deemed dividend for accretion of temporary equity in excess of fair value Class A Redeemable Shares	-	-
Allocation of net income and deemed dividend	$4,481,163	$1,120,291
Denominator
Weighted average shares outstanding, basic and diluted	29,999,800	7,499,950
Basic and diluted net income per share	$0.15	$0.15

The Company has two classes of ordinary share, which are referred to as Class A ordinary shares and Class B ordinary shares. The Company’s statement of operations includes a presentation of net income per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income/(loss) per ordinary share.

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

The Company issued 14,999,900 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 15,249,920 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of Public Warrants were subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The Private Warrants were subsequently measured by reference to the fair value of the Public Warrants, as such a Level 2 measurement.

Income Taxes

ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Share-Based Compensation

The Company adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preference shares. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company adopted the new standard upon incorporation and the impact to the Company’s balance sheet, statement of operations and cash flows was not material. The Company adopted the standard at incorporation and there was no impact to the Company’s unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 29,999,800 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share (subject to adjustment).

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriter at the closing of the Initial Public Offering, based upon the number of Units sold. An additional 3.5% of the gross proceeds of the Initial Public Offering will be payable to the underwriter upon the Company’s completion of a Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

Note 4 — Related Party Transactions

Class B Founder Shares

In April, 2021, the Sponsor (AACS LP) paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 7,187,500 Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), with up to 937,500 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On July 31, 2021, the Sponsor transferred 50,000 Founder Shares to each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC, resulting in the Sponsor holding 6,987,500 Founder Shares. On December 14, 2021, the Company effected a 1.1 to 1 share recapitalization with respect to the Founder Shares, as a result of which, each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC hold 55,000 Founder Shares and the Sponsor held 7,686,250 Founder Shares, up to 1,031,250 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On December 17, 2021 following the underwriter’s partial exercise of the over-allotment option, 406,300 Founder Shares were surrendered by the Sponsor such that it now holds 7,279,950 Founder Shares. The Company has recognized this transfer as a compensation expense in accordance with ASC Topic 718 Compensation – Stock Compensation. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of July 31, 2021(Grant date) and the probability of the success of the Business Combination. The Company amortizes the Stock-based compensation expense using the straight-line method. Stock-based compensation expense recognized for the transfer of Founder Shares for the three months ended March 31, 2022 was $348,754 and for the period from April 1, 2021 (inception) through December 31, 2021 was $658,770. As of March 31, 2022 and December 31, 2021, no shares were vested and there was $1,119,876 of unrecognized Stock-based compensation expense as of March 31, 2022.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company’s Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the promissory note.

Administrative Services Agreement

On December 17, 2021, the Company entered into an administrative services agreement pursuant to which it will pay its Sponsor a total of $10,000 per month, until the earlier of the completion of its Business Combination and the liquidation of the trust assets, for administrative and support services. Upon completion of the Business Combination or liquidation, the Company will cease paying these monthly fees. The administrative services agreement fees were $30,000 for the three months ended March 31, 2022.

Advisory Fee

Lazard Frères & Co., LLC (“Lazard”) acted as the Company’s independent financial advisor in connection with the Initial Public Offering, for which it will receive customary fees. The Company has agreed to pay Lazard a fee in an amount equal to 20% of the underwriting commission payable to the underwriter. The fee to Lazard was paid in part at the closing of the Initial Public Offering and will also be paid in part at the closing of a Business Combination, in the same proportion as the non-deferred and deferred underwriting commission payable to the underwriter. The underwriter has agreed to reimburse the Company for the fee to Lazard as it becomes payable out of the underwriting commission.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post- Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments & Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement signed prior to the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,125,000 Units to cover over-allotments. The underwriter partially exercised its over-allotment option concurrently with the closing of the Initial Public Offering, purchasing 2,499,800 Units. The remainder of the over-allotment option was forfeited. The underwriter was entitled to a cash underwriting discount of 2% (or $5,999,960) of the gross proceeds of the Initial Public Offering. Additionally, the underwriter is entitled to a Deferred Discount of 3.5% (or $10,499,930) of the gross proceeds of the Initial Public Offering upon the completion of the Company’s Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Derivative Warrant Liabilities

The Company accounted for the 30,249,820 warrants issued in connection with the Initial Public Offering (the 14,999,900 Public Warrants and the 15,249,920 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity.” Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. Offering costs were allocated to the Class A ordinary shares and Public Warrants, and the amounts allocated to the Public Warrants were expensed immediately.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments required the Company to record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00” and “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

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

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00:    Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares (as defined below); and

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending thirty days before we send the notice of redemption to the warrant holders

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7 — Shareholders’ Deficit

Preference shares – The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 29,999,800 of Class A ordinary shares subject to possible redemption).

Class B ordinary shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 7,499,950 Class B ordinary shares were issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the appointment and removal of the Company’s directors prior to the Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company’s Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$306,015,000	$-	$-	$306,015,000
	$306,015,000	$-	$-	$306,015,000
Liabilities:
Public Warrants	$4,949,967	$-	$-	$4,949,967
Private Placement Warrants	-	5,032,473	-	5,032,473
Total liabilities	$4,949,967	$5,032,473	$-	$9,982,440

The following table presents the fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$305,997,960	$-	$-	$305,997,960
	$305,997,960	$-	$-	$305,997,960
Liabilities:
Public Warrants	$-	$-	$8,032,446	$8,032,446
Private Placement Warrants	-	-	8,166,332	8,166,332
Total liabilities	$-	$-	$16,198,778	$16,198,778

The allocation of $16,198,778 Level 3 financial liabilities, between Public Warrants and Private Placement Warrants, has been revised from our Form 10-K for the year ended December 31, 2021. The reallocation does not affect the total derivative warrant liabilities of $16,198,778 on the balance sheet for the year ended December 31, 2021.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the three months ended March 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to other income resulting from a decrease in the fair value of liabilities of $6,216,338 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	10.7%
Underlying stock price	$9.75
Expected Time until merger (years)	1.46
Risk-free rate	1.26%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through March 31, 2022 is summarized as follows:

Derivative warrant liabilities at April 1, 2021 (inception)	$—
Issuance of Public and Private Warrants - Level 3 measurements	14,780,062
Change in fair value of derivative warrant liabilities with Level 3 inputs	(1,418,716)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$16,198,778
Transfer out of level 3	(16,198,778)
Derivative warrant liabilities at March 31, 2022 with Level 3 inputs	$—

The changes in fair value of derivative warrant liabilities for the three months ended March 31, 2022 is shown below:

	Public Warrant	Private Warrant	Total

Fair value at January 01, 2022	$8,032,446	$8,166,332	$16,198,778
Change in fair value	(3,082,479)	(3,133,859)	(6,216,338)
Fair value as of March 31, 2022	$4,949,967	$5,032,473	$9,982,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Ahren Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AACS LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 1, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue a Business Combination opportunity in any geography, we seek to identify differentiated opportunities. In Europe and the UK, where deep technology and deep science are very strong, enterprise valuations are in many cases currently attractive relative to other global locations. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions of the Founder Shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for and consummate the Initial Public Offering, and since the completion of the Initial Public Offering, searching for a Business Combination. We will not generate any operating revenues until after completion of our Business Combination. We have generated non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $5,601,454, which consists of general and administrative expense and stock-based compensation expenses of $(631,924), offset by a gain on marketable securities of $17,040, and gain in fair value of derivative warrant liabilities of $6,216,338.

Liquidity and Capital Resources

As of March 31, 2022, the Company had a working capital of $1,598,300. Of the net proceeds from the Initial Public Offering and associated Private Placement, $306,015,000 of cash was held in the Trust Account. Cash of $1,243,839 was held outside of the Trust Account and is available for the Company’s working capital purposes.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into additional Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not held in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Registration Rights

The holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 17, 2021, the underwriter partially exercised its over-allotment option.

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

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company’s Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Our Sponsor, other initial shareholders, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (2) if the Company consummates a transaction after the Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Private Placement Warrants

The Sponsor purchased an aggregate of 15,249,920 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $15,249,920 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share (subject to adjustment). A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable (except when the reference price is between $10.00 and $18.00 per share). The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Business Combination.

Related Party Loans

On April 9, 2021, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The promissory note was paid in full on December 21, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, make Working Capital Loans to the Company as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, the Company had no borrowings under Working Capital Loans.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 14, 2021 through the earlier of the consummation of a Business Combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for administrative and support services provided to members of our management team.

For the three months ended March 31, 2022, the Company incurred $30,000 in administrative fees under this arrangement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

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

The Public Shares and Public Warrants comprising the Units began trading separately on February 4, 2022. Unit holders have the option to continue to hold Units or separate their Units into the component securities. Unit holders need to have their brokers contact our transfer agent in order to separate the Units into Public Shares and Public Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

Additionally, the Units will automatically separate into their component parts and will not be traded after completion of our Business Combination.

Recent Accounting Pronouncements

Please see recent accounting pronouncements in Note 2 — Summary of Significant Accounting Policies in the financial statements for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company’s Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 17, 2021, we consummated our Initial Public Offering of 29,999,800 Units, including the issuance of 2,499,800 Units as a result of the underwriters’ exercise of their over-allotment option in part. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $299,998,000. Citigroup Global Markets Inc. acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261334). The SEC declared the registration statement effective on December 14, 2021. Transaction costs amounted to $17,614,593, including $10,499,930 in deferred underwriting fees, $5,999,960 in upfront underwriting fees and $1,191,286 in offering costs, of which $482,930 was allocated to fair value instruments and $17,131,663 charged to additional paid-in capital in connection with the Initial Public Offering. In addition, the underwriter agreed to defer $10,499,930 in underwriting fees.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 15,249,920 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $15,249,920 in the aggregate. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the Public Warrants sold as part of the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable (except when the reference price is between $10.00 and $18.00 per share) so long as they are held by the Sponsor or its permitted transferees.

Of the gross proceeds received from the Initial Public Offering and Private Placement of Private Placement Warrants, $305,997,960 was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AHREN ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Alice Newcombe-Ellis
	Name:	Alice Newcombe-Ellis
	Title:	Chief Executive Officer (Principal executive officer)

	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)