Form 10-Q
period 2022-06-30
Ahren Acquisition Corp.
filed 2022-08-12
CIK 1856696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	AHRNU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001	AHRN	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	AHRNW	The Nasdaq Stock Market LLC

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

As of August 12, 2022, there were 29,999,800 shares of Class A ordinary share, par value $0.0001 per share and 7,499,950 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

AHREN ACQUISITION CORP.
Form 10-Q For the Quarter Ended June 30, 2022

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1
	Condensed Statements of Operations for the three months ended June 30, 2022, for the period from April 1, 2021(inception) through June 30, 2021, and for the six months ended June 30, 2022 (unaudited)	2
	Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2022 and Condensed Changes in Shareholders’ Equity for the Period from April 1, 2021 (inception) through June 30, 2021(unaudited)	3
	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and for the period from April 1, 2021 (inception) through June 30, 2021(unaudited)	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	SIGNATURES	32

i

AHREN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$1,002,382	$2,156,137
Other assets	536,013	466,721
Marketable securities held in Trust Account	306,288,527	-
Total Current Assets	307,826,922	2,622,858
Marketable securities held in Trust Account	-	305,997,960
Other non-current assets	-	213,541
Total Assets	$307,826,922	$308,834,359

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,962	$702,000
Deferred underwriting fees payable	10,499,930	-
Derivative warrant liabilities	4,234,974	-
Accrued expenses	116,212	154,470
Total Current Liabilities	14,875,078	856,470
Deferred underwriting fees payable	-	10,499,930
Derivative warrant liabilities	-	16,198,778
Total Liabilities	14,875,078	27,555,178

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 29,999,800 shares at $10.20 per share – redemption value	306,288,527	305,997,960

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 29,999,800 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,499,950 shares issued and outstanding	750	750
Additional paid-in capital	406,941	-
Accumulated deficit	(13,744,374)	(24,719,529)
Total shareholders’ deficit	(13,336,683)	(24,718,779)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$307,826,922	$308,834,359

The accompanying notes are an integral part of these condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2022	For The Period From April 1, 2021 (Inception) Through June 30, 2021	For The Six Months Ended June 30, 2022

Formation costs	$-	$17,986	$-
General and administrative expenses	298,538	-	581,708
Stock-based compensation expense	348,754	-	697,508
Loss from operations	(647,292)	(17,986)	(1,279,216)
Change in fair value of derivative warrant liabilities	5,747,466	-	11,963,804
Gain on marketable securities (net), dividends and interest, held in Trust Account	273,527	-	290,567
Net income (loss)	$5,373,701	$(17,986)	$10,975,155
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	29,999,800	-	29,999,800
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.15	$0.00	$0.29
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,499,950	6,968,750	7,499,950
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.14	$(0.00)	$0.28

The accompanying notes are an integral part of these condensed financial statements.

AHREN ACQUISITION CORP.

STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	29,999,800	$305,997,960	7,499,950	$750	$-	$(24,719,529)	$(24,718,779)
Stock-based compensation to Directors	-	-	-	-	348,754	-	348,754
Remeasurement of carrying value to redemption value	-	17,040	-	-	(17,040)	-	(17,040)
Net income	-	-	-	-	-	5,601,454	5,601,454
Balance as of March 31, 2022 (unaudited)	29,999,800	$306,015,000	7,499,950	$750	$331,714	$(19,118,075)	$(18,785,611)

Stock-based compensation to Directors	-	-	-	-	348,754	-	348,754
Remeasurement of carrying value to redemption value	-	273,527	-	-	(273,527)	-	(273,527)
Net income	-	-	-	-	-	5,373,701	5,373,701
Balance as of June 30, 2022 (unaudited)	29,999,800	$306,288,527	7,499,950	$750	$406,941	$(13,744,374)	$(13,336,683)

AHREN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 1, 2021 (Inception) THROUGH JUNE 30, 2021

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2021 (inception) (unaudited)	-	$-	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	-	-	7,906,250	791	24,209	-	25,000
Net loss	-	-	-	-	-	(17,986)	(17,986)
Balance as of June 30, 2021 (unaudited)	-	$-	7,906,250	$791	$24,209	$(17,986)	$7,014

The accompanying notes are an integral part of these condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30, 2022	April 1, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$10,975,155	$(17,986)
Adjustments to reconcile net income (loss)
Stock-based compensation expense	697,508	-
Gain on marketable securities (net), dividends and interest, held in Trust Account	(290,567)	-
Change in fair value of derivative warrant liabilities	(11,963,804)	-
Formation and operating expenses paid in exchange for Founder Shares	-	17,986
Changes in operating assets and liabilities:
Other assets	144,249	-
Accounts payable	(678,038)	-
Accrued expenses	(38,258)	-
Net cash used in operating activities	(1,153,755)	-

Net decrease in cash	(1,153,755)	-
Cash - beginning of period	2,156,137	-
Cash - end of period	$1,002,382	$-

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value	$290,567	$-
Offering costs included in accrued expenses	$-	$609,928
Offering costs paid through promissory note - related party	$-	$157,631
Offering costs paid through prepaid legal expense funded by sponsor	$-	$13,995

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from April 1, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had working capital of $292,951,844. Of the net proceeds from the Initial Public Offering and associated sale of Private Placement Warrants, $306,288,527 of cash was held in the Trust Account. There is a working capital surplus as the restricted assets in the Trust Account are now current assets, due to the expiry of the Combination Period on June 17, 2023. Cash of $1,002,382 was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which invest in U.S. Treasury securities. The fair value for these securities is determined using quoted market prices in active markets.

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

Fair Value of Financial Instruments

As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the ASC 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of the Public Warrants and the Private Placement Warrants are now measured based on the listed market price of the Public Warrants since they began separate trading on February 4, 2022. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the six months ended June 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of June 30, 2022 and December 31, 2021 is as follows:

Gross proceeds	$299,998,000
Less:
Class A ordinary shares issuance costs	(17,205,693)
Fair value of Public Warrants at issuance	(7,328,951)

Plus:
Accretion of carrying value to redemption value	30,534,604
Class A ordinary shares subject to possible redemption at December 31, 2021	$305,997,960
Remeasurement of carrying value to redemption value	17,040
Class A ordinary shares subject to possible redemption at March 31, 2022	$306,015,000
Remeasurement of carrying value to redemption value	273,527
Class A ordinary shares subject to possible redemption at June 30, 2022	$306,288,527

Net Income (loss) Per Ordinary Share

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

	For The Six Months Ended June 30, 2022	For The Period From April 1, 2021 (Inception) Through June 30, 2021
Net income (loss)	$10,975,155	$(17,986)
Accretion of temporary equity in excess of fair value	(290,567)	-
Net income including accretion of temporary equity in excess of fair value	$10,684,588	$(17,986)

	For The Six Months Ended June 30, 2022		For The Period From April 1, 2021 (Inception) Through June 30, 2021
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$8,547,670	$2,136,918	$-	$(17,986)
Deemed dividend for accretion of temporary equity in excess of fair value Class A Redeemable Shares	290,567	-	-	-
Allocation of net income and deemed dividend	$8,838,237	$2,136,918	$-	$(17,986)
Denominator
Weighted average shares outstanding, basic and diluted	29,999,800	7,499,950	-	6,968,750
Basic and diluted net income (loss) per share	$0.29	$0.28	$-	$(0.00)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021
Net income (loss)	$5,373,701	$(17,986)
Accretion of temporary equity in excess of fair value	(273,527)	-
Net income including accretion of temporary equity in excess of fair value	$5,100,174	$(17,986)

	For The Three Months Ended June 30, 2022
	Class A - Temporary Equity	Class B
Basic and diluted net income per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$4,080,139	$1,020,035
Deemed dividend for accretion of temporary equity in excess of fair value Class A Redeemable Shares	273,527	-
Allocation of net income and deemed dividend	$4,353,666	$1,020,035
Denominator
Weighted average shares outstanding, basic and diluted	29,999,800	7,499,950
Basic and diluted net income per share	$0.15	$0.14

The Company has two classes of ordinary share, which are referred to as Class A ordinary shares and Class B ordinary shares. The Company’s statement of operations includes a presentation of net income per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income/(loss) per ordinary share.

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

Income Taxes

ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation—Stock Compensation, guidance to account for its stock-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of stock-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Grants of stock-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

Note 4 — Related Party Transactions

Class B Founder Shares

In April, 2021, the Sponsor (AACS LP) paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 7,187,500 Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), with up to 937,500 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On July 31, 2021, the Sponsor transferred 50,000 Founder Shares to each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC, resulting in the Sponsor holding 6,987,500 Founder Shares. On December 14, 2021, the Company effected a 1.1 to 1 share recapitalization with respect to the Founder Shares, as a result of which, each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC hold 55,000 Founder Shares and the Sponsor held 7,686,250 Founder Shares, up to 1,031,250 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On December 17, 2021 following the underwriter’s partial exercise of the over-allotment option, 406,300 Founder Shares were surrendered by the Sponsor such that it now holds 7,279,950 Founder Shares. The Company has recognized this transfer as a compensation expense in accordance with ASC 718. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of July 31, 2021 (grant date) and the probability of the success of the Business Combination. The Company amortizes the stock-based compensation expense using the straight-line method. Stock-based compensation expense recognized for the transfer of Founder Shares for the six months ended June 30, 2022 was $697,508 and for the period from April 1, 2021 (inception) through December 31, 2021 was $658,770. As of June 30, 2022 and December 31, 2021, no shares were vested and there was $771,122 of unrecognized stock-based compensation expense as of June 30, 2022.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the promissory note. The Company is not able to borrow additional amounts under the promissory note.

Administrative Services Agreement

On December 17, 2021, the Company entered into an administrative services agreement pursuant to which it will pay its Sponsor a total of $10,000 per month, until the earlier of the completion of its Business Combination and the liquidation of the trust assets, for administrative and support services. Upon completion of the Business Combination or liquidation, the Company will cease paying these monthly fees. The administrative services agreement fees were $60,000 and $30,000 for the six months ended June 30, 2022 and the three months ended June 30, 2022, respectively, which have been included in general and administrative expenses in the condensed statements of operations.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post- Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 6 — Derivative Warrant Liabilities

The Company accounted for the 30,249,820 warrants issued in connection with the Initial Public Offering (the 14,999,900 Public Warrants and the 15,249,920 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. Offering costs were allocated to the Class A ordinary shares and Public Warrants, and the amounts allocated to the Public Warrants were expensed immediately.

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

Note 7 — Shareholders’ Deficit

Preference shares – The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 29,999,800 of Class A ordinary shares subject to possible redemption).

Class B ordinary shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 7,499,950 Class B ordinary shares were issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$306,288,527	$-	$-	$306,288,527
Total assets	$306,288,527	$-	$-	$306,288,527
Liabilities:
Public Warrants	$2,099,986	$-	$-	$2,099,986
Private Placement Warrants	-	2,134,988	-	2,134,988
Total liabilities	$2,099,986	$2,134,988	$-	$4,234,974

The following table presents the fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$305,997,960	$-	$-	$305,997,960
Total assets	$305,997,960	$-	$-	$305,997,960
Liabilities:
Public Warrants	$-	$-	$8,032,446	$8,032,446
Private Placement Warrants	-	-	8,166,332	8,166,332
Total liabilities	$-	$-	$16,198,778	$16,198,778

The allocation of $16,198,778 Level 3 financial liabilities, between Public Warrants and Private Placement Warrants, has been revised from our Form 10-K for the year ended December 31, 2021. The reallocation does not affect the total derivative warrant liabilities of $16,198,778 on the balance sheet for the year ended December 31, 2021.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the six months ended June 30, 2022, the Public and Private warrants were transferred out of Level 3 into Level 1 and Level 2, respectively.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to other income resulting from a decrease in the fair value of liabilities of $11,963,804 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations for the six months ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	10.7%
Underlying stock price	$9.75
Expected Time until merger (years)	1.46
Risk-free rate	1.26%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through June 30, 2022 is summarized as follows:

Derivative warrant liabilities at April 1, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3 measurements	14,780,062
Change in fair value of derivative warrant liabilities with Level 3 inputs	(1,418,716)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$16,198,778
Transfer out of level 3	(16,198,778)
Derivative warrant liabilities at June 30, 2022 with Level 3 inputs	$-

The changes in fair value of derivative warrant liabilities for the six months ended June 30, 2022 is shown below:

	Public Warrant	Private Warrant	Total

Fair value at January 1, 2022	$8,032,446	$8,166,332	$16,198,778
Change in fair value	5,932,460	6,031,344	11,963,804
Fair value as of June 30, 2022	$2,099,986	$2,134,988	$4,234,974

Note 9 — Subsequent Events

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

Overview

We are a blank check company incorporated on April 1, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue a Business Combination opportunity in any geography, we seek to identify differentiated opportunities in Europe and the UK, where deep technology and deep science are very strong, and enterprise valuations are in many cases currently attractive relative to other global locations. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

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

For the three months ended June 30, 2022, we had a net income of $5,373,701, which consists of general and administrative expense and stock-based compensation expenses of $(647,292), offset by a gain on marketable securities of $273,527, and gain in fair value of derivative warrant liabilities of $5,747,466.

For the six months ended June 30, 2022, we had a net income of $10,975,155, which consists of general and administrative expense and stock-based compensation expenses of $(1,279,216), offset by a gain on marketable securities of $290,567, and gain in fair value of derivative warrant liabilities of $11,963,804.

For the period from April 1, 2021 (inception) through June 30, 2021, we had a net loss of $17,986, which related to formation costs.

Liquidity and Capital Resources

As of June 30, 2022, the Company had working capital of $292,951,844. Of the net proceeds from the Initial Public Offering and associated Private Placement, $306,288,527 of cash was held in the Trust Account. There is a working capital surplus as the restricted assets in the Trust Account are now current assets, due to the expiry of the Combination Period on June 17, 2023. Cash of $1,002,382 was held outside of the Trust Account and is available for the Company’s working capital purposes.

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

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, make Working Capital Loans to the Company as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, the Company had no borrowings under Working Capital Loans.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 14, 2021 through the earlier of the consummation of a Business Combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for administrative and support services provided to members of our management team.

For the six months ended June 30, 2022 and the three months ended June 30, 2022, the Company incurred $60,000 and $30,000 in administrative fees under this arrangement, respectively, which have been included in general and administrative expenses in the condensed statements of operations.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting estimates:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022, except for the following:

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Director Agreement, dated April 7, 2022, by and among the Company, Paradigm Governance Partners Limited and Jonathan Roney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41162) filed with the SEC on April 7, 2022).
10.2	Letter Agreement, dated April 7, 2022, by and between the Company and Jonathan Roney (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41162) filed with the SEC on April 7, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AHREN ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Alice Newcombe-Ellis
	Name:	Alice Newcombe-Ellis
	Title:	Chief Executive Officer (Principal executive officer)

	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)