Form 10-Q
period 2022-09-30
Ahren Acquisition Corp.
filed 2022-11-14
CIK 1856696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 29,999,800 shares of Class A ordinary share, par value $0.0001 per share and 7,499,950 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

AHREN ACQUISITION CORP.
Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from April 1, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2022 and Condensed Changes in Shareholders’ Equity for the Period from April 1, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and for the period from April 1, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	SIGNATURES	32

i

AHREN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	(unaudited)
ASSETS
Cash	$911,606	$2,156,137
Other assets	403,446	466,721
Marketable securities held in Trust Account	307,117,522	-
Total Current Assets	308,432,574	2,622,858
Marketable securities held in Trust Account	-	305,997,960
Other non-current assets	-	213,541
Total Assets	$308,432,574	$308,834,359

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,013	$702,000
Deferred underwriting fees payable	10,499,930	-
Derivative warrant liabilities	3,629,978	-
Accrued expenses	426,865	154,470
Total Current Liabilities	14,576,786	856,470
Deferred underwriting fees payable	-	10,499,930
Derivative warrant liabilities	-	16,198,778
Total Liabilities	14,576,786	27,555,178

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized, 29,999,800 shares, issued and outstanding, at $10.20 per share – redemption value	307,117,522	305,997,960

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 29,999,800 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,499,950 shares issued and outstanding	750	750
Additional paid-in capital	-	-
Accumulated deficit	(13,262,484)	(24,719,529)
Total shareholders’ deficit	(13,261,734)	(24,718,779)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$308,432,574	$308,834,359

The accompanying notes are an integral part of these unaudited condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From April 1, 2021 (Inception) Through September 30, 2021

Formation costs	$-	$-	$-	$17,986
General and administrative expenses	530,047	-	1,111,755	-
Stock-based compensation expense	441,881	-	1,139,389	-
Loss from operations	(971,928)	-	(2,251,144)	(17,986)
Change in fair value of derivative warrant liabilities	604,996	-	12,568,800	-
Gain on marketable securities (net), dividends and interest, held in Trust Account	828,995	-	1,119,562	-
Net income (loss)	$462,063	$-	$11,437,218	$(17,986)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	29,999,800	-	29,999,800	-
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.02	$0.00	$0.31	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,499,950	6,250,000	7,499,950	6,250,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.01)	$0.00	$0.28	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	29,999,800	$305,997,960	7,499,950	$750	$-	$(24,719,529)	$(24,718,779)
Stock-based compensation to Directors	-	-	-	-	348,754	-	348,754
Remeasurement of carrying value to redemption value	-	17,040	-	-	(17,040)	-	(17,040)
Net income	-	-	-	-	-	5,601,454	5,601,454
Balance as of March 31, 2022	29,999,800	$306,015,000	7,499,950	$750	$331,714	$(19,118,075)	$(18,785,611)

Stock-based compensation to Directors	-	-	-	-	348,754	-	348,754
Remeasurement of carrying value to redemption value	-	273,527	-	-	(273,527)	-	(273,527)
Net income	-	-	-	-	-	5,373,701	5,373,701
Balance as of June 30, 2022	29,999,800	$306,288,527	7,499,950	$750	$406,941	$(13,744,374)	$(13,336,683)

Stock-based compensation to Directors	-	-	-	-	441,881	-	441,881
Remeasurement of carrying value to redemption value	-	828,995	-	-	(848,822)	19,827	(828,995)
Net income	-	-	-	-	-	462,063	462,063
Balance as of September 30, 2022	29,999,800	$307,117,522	7,499,950	$750	$-	$(13,262,484)	$(13,261,734)

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(17,986)	(17,986)
Balance as of June 30, 2021	-	$-	7,187,500	$719	$24,281	$(17,986)	$7,014
Net loss	-	-	-	-	-	-	-
Balance as of September 30, 2021	-	$-	7,187,500	$719	$24,281	$(17,986)	$7,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30, 2022	For the period from April 1, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$11,437,218	$(17,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation expense	1,139,389	-
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,119,562)	-
Change in fair value of derivative warrant liabilities	(12,568,800)	-
Formation expenses paid in exchange for Founder Shares	-	17,986
Changes in operating assets and liabilities:
Other assets	276,816	-
Accounts payable	(681,987)	-
Accrued expenses	272,395	-
Net cash used in operating activities	(1,244,531)	-

Net decrease in cash	(1,244,531)	-
Cash - beginning of period	2,156,137	-
Cash - end of period	$911,606	$-

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value	$1,119,562	$-
Offering costs included in accrued expenses	$-	$715,852
Offering costs paid through promissory note - related party	$-	$202,604
Offering costs paid through prepaid legal expense funded by sponsor	$-	$7,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

AHREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from April 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is AACS LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 13, 2021. On December 17, 2021, the Company consummated its Initial Public Offering of 29,999,800 units (the “Units”), including 2,499,800 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $299,998,000, and incurring $1,191,286 in offering costs, $5,999,960 in upfront underwriting fees and $10,499,930 in deferred underwriting fees. Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting fees and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting fees the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The underwriter agreed to waive its rights to the deferred underwriting fees held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

At September 30, 2022, the Company had $911,606 of cash, and $307,117,522 in Marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase its public shares in connection therewith and a working capital surplus of $868,174.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statement of operations.

As of September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which invest in U.S. Treasury securities. The fair value for these securities is determined using quoted market prices in active markets.

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

Fair Value of Financial Instruments

As of September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of the Public Warrants and the Private Placement Warrants are now measured based on the listed market price of the Public Warrants since they began separate trading on February 4, 2022 on a recurring basis since these are marked to market each period. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the nine months ended September 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of September 30, 2022 and December 31, 2021 is as follows:

Gross proceeds	$299,998,000
Less:
Class A ordinary shares issuance costs	(17,205,693)
Fair value of Public Warrants at issuance	(7,328,951)

Plus:
Accretion of carrying value to redemption value	30,534,604
Class A ordinary shares subject to possible redemption at December 31, 2021	$305,997,960
Remeasurement of carrying value to redemption value	17,040
Class A ordinary shares subject to possible redemption at March 31, 2022	$306,015,000
Remeasurement of carrying value to redemption value	273,527
Class A ordinary shares subject to possible redemption at June 30, 2022	$306,288,527
Remeasurement of carrying value to redemption value	828,995
Class A ordinary shares subject to possible redemption at September 30, 2022	$307,117,522

Net Income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants to purchase Class A ordinary shares sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income per share is the same as basic income (loss) per share for the period presented.

	For The Nine Months Ended September 30, 2022	For The Period From April 1, 2021 (Inception) Through September 30, 2021
Net income (loss)	$11,437,218	$(17,986)
Accretion of temporary equity in excess of fair value	(1,119,562)	-
Net income (loss) including accretion of temporary equity in excess of fair value	$10,317,656	$(17,986)

	For The Nine Months Ended September 30, 2022		For The Period From April 1, 2021 (Inception) Through September 30, 2021
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$8,254,125	$2,063,531	$-	$(17,986)
Deemed dividend for accretion of temporary equity in excess of fair value Class A Redeemable Shares	1,119,562	-	-	-
Allocation of net income (loss) and deemed dividend	$9,373,687	$2,063,531	$-	$(17,986)
Denominator
Weighted average shares outstanding, basic and diluted	29,999,800	7,499,950	-	6,250,000
Basic and diluted net income (loss) per share	$0.31	$0.28	$-	$(0.00)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021
Net income (loss)	$462,063	$-
Accretion of temporary equity in excess of fair value	(828,995)	-
Net income (loss) including accretion of temporary equity in excess of fair value	$(366,932)	$-

	For The Three Months Ended September 30, 2022		For The Three Months Ended September 30, 2021
	Class A - Temporary Equity	Class B	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(293,546)	$(73,386)	$-
Deemed dividend for accretion of temporary equity in excess of fair value Class A Redeemable Shares	828,995	-	-
Allocation of net income (loss) and deemed dividend	$535,449	$(73,386)	$-
Denominator
Weighted average shares outstanding, basic and diluted	29,999,800	7,499,950	6,250,000
Basic and diluted net income (loss) per share	$0.02	$(0.01)	$-

The Company has two classes of ordinary share, which are referred to as Class A ordinary shares and Class B ordinary shares. The Company’s statement of operations includes a presentation of net income (loss) per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income/(loss) per ordinary share.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480-10-35-5, “all other financial instruments recognized under the guidance in Section 480-10-25 shall be measured subsequently at fair value with changes in fair value recognized in earnings, unless either this Subtopic or another Subtopic specifies another measurement attribute” and ASC 815-15, “Derivatives and Hedging.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 14,999,900 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 15,249,920 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40, “Derivatives and Hedging.” Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of Public Warrants were subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The Private Warrants were subsequently measured by reference to the fair value of the Public Warrants, as such a Level 2 measurement.

Income Taxes

ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation—Stock Compensation, guidance to account for its stock-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of stock-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Grants of stock-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in operating expenses depending on the nature of the services provided in the statements of operations.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preference shares. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company adopted the standard at incorporation and there was no impact to the Company’s unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering consummated on December 17, 2021, the Company sold 29,999,800 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share (subject to adjustment).

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

Note 4 — Related Party Transactions

Class B Founder Shares

In April, 2021, the Sponsor (AACS LP) paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 7,187,500 Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), with up to 937,500 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On July 31, 2021, the Sponsor transferred 50,000 Founder Shares to each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC, resulting in the Sponsor holding 6,987,500 Founder Shares. On December 14, 2021, the Company effected a 1.1 to 1 share recapitalization with respect to the Founder Shares, as a result of which, each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC hold 55,000 Founder Shares and the Sponsor held 7,686,250 Founder Shares, up to 1,031,250 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On December 17, 2021 following the underwriter’s partial exercise of the over-allotment option, 406,300 Founder Shares were surrendered by the Sponsor such that it now holds 7,279,950 Founder Shares. The Company has recognized this transfer as a compensation expense in accordance with ASC 718. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of July 31, 2021 (grant date) and the probability of the success of the Business Combination. The Company amortizes the stock-based compensation expense using the straight-line method. Stock-based compensation expense recognized for the transfer of Founder Shares for the nine months ended September 30, 2022 was $1,139,389 and for the period from April 1, 2021 (inception) through September 30, 2021 was $0. As of September 30, 2022 and December 31, 2021, no shares were vested and there was $329,240 of unrecognized stock-based compensation expense as of September 30, 2022.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the promissory note. The Company is not able to borrow additional amounts under the promissory note.

Administrative Services Agreement

On December 17, 2021, the Company entered into an administrative services agreement pursuant to which it will pay its Sponsor a total of $10,000 per month, until the earlier of the completion of its Business Combination and the liquidation of the trust assets, for administrative and support services. Upon completion of the Business Combination or liquidation, the Company will cease paying these monthly fees. The administrative services agreement fees were $90,000 and $30,000 for the nine and three months ended September 30, 2022, respectively, which have been included in general and administrative expenses in the condensed statements of operations.

Advisory Fee

Lazard Frères & Co., LLC (“Lazard”) acted as the Company’s independent financial advisor in connection with the Initial Public Offering, for which it received customary fees. The Company also agreed to pay Lazard a fee in an amount equal to 20% of the underwriting commission payable to the underwriter. The fee to Lazard was paid in part at the closing of the Initial Public Offering and will also be paid in part at the closing of a Business Combination, in the same proportion as the non-deferred and deferred underwriting fees payable to the underwriter. The underwriter has agreed to reimburse the Company for the fee to Lazard as it becomes payable out of the underwriting commission.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post- Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference shares – The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 29,999,800 of Class A ordinary shares subject to possible redemption).

Class B ordinary shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 7,499,950 Class B ordinary shares were issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$307,117,522	$-	$-	$307,117,522
Total assets	$307,117,522	$-	$-	$307,117,522
Liabilities:
Public Warrants	$1,799,988	$-	$-	$1,799,988
Private Placement Warrants	-	1,829,990	-	1,829,990
Total liabilities	$1,799,988	$1,829,990	$-	$3,629,978

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the nine months ended September 30, 2022, the Public and Private warrants were transferred out of Level 3 into Level 1 and Level 2, respectively.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $12,568,800 and $604,996 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations for the nine months and three months ended September 30, 2022.

 The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	10.7%
Underlying stock price	$9.75
Expected Time until merger (years)	1.46
Risk-free rate	1.26%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through September 30, 2022 is summarized as follows:

Derivative warrant liabilities at April 1, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3 measurements	14,780,062
Change in fair value of derivative warrant liabilities with Level 3 inputs	(1,418,716)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$16,198,778
Transfer out of level 3	(16,198,778)
Derivative warrant liabilities at September 30, 2022 with Level 3 inputs	$-

The changes in fair value of derivative warrant liabilities for the nine months ended September 30, 2022 is shown below:

	Public Warrant	Private Warrant	Total
Fair value at January 1, 2022	$8,032,446	$8,166,332	$16,198,778
Change in fair value	(3,082,479)	(3,133,859)	(6,216,338)
Fair value as of March 31, 2022	4,949,967	5,032,473	9,982,440
Change in fair value	(2,849,981)	(2,897,485)	(5,747,466)
Fair value as of June 30, 2022	2,099,986	2,134,988	4,234,974
Change in fair value	(299,998)	(304,998)	(604,996)
Fair value as of September 30, 2022	$1,799,988	$1,829,990	$3,629,978

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

For the three months ended September 30, 2022, we had a net income of $462,063, which consists of general and administrative expense and stock-based compensation expenses of $(971,928), offset by a gain on marketable securities of $828,995, and change in fair value of derivative warrant liabilities of $604,996.

For the nine months ended September 30, 2022, we had a net income of $11,437,218, which consists of general and administrative expense and stock-based compensation expenses of $(2,251,144), offset by a gain on marketable securities of $1,119,562, and change in fair value of derivative warrant liabilities of $12,568,800.

For the period from April 1, 2021 (inception) through September 30, 2021, we had a net loss of $17,986, which related to formation costs. For the three months ended September 30, 2021, we had no net income.

Liquidity and Capital Resources

At September 30, 2022, the Company had $911,606 of cash, and $307,117,522 in Marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase its public shares in connection therewith and a working capital surplus of $868,174.

The net proceeds of $305,997,960 ($10.20 per Unit) from the Initial Public Offering and the sale of the Private Placement Warrants, comprised of $293,998,040 of the proceeds from the Initial Public Offering (which includes $10,499,930 of deferred underwriting fees) and $11,999,920 of the proceeds of the sale of Private Placement Warrants, was placed in the Trust Account and are invested or bear interest since December 20, 2021. The proceeds are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting fees) to complete a Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Our Sponsor, other initial shareholders, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (2) if the Company consummates a transaction after the Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, make Working Capital Loans to the Company as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, the Company had no borrowings under Working Capital Loans.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 14, 2021 through the earlier of the consummation of a Business Combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for administrative and support services provided to members of our management team.

For the nine months ended September 30, 2022 and the three months ended September 30, 2022, the Company incurred $90,000 and $30,000 in administrative fees under this arrangement, respectively, which have been included in general and administrative expenses in the unaudited condensed statements of operations.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480-10-35-5, “all other financial instruments recognized under the guidance in Section 480-10-25 shall be measured subsequently at fair value with changes in fair value recognized in earnings, unless either this Subtopic or another Subtopic specifies another measurement attribute” and ASC 815-15, “Derivatives and Hedging.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Recent Accounting Pronouncements

Please see recent accounting pronouncements in Note 2—Summary of Significant Accounting Policies in the financial statements for recent accounting pronouncements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

The proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

We may be subject to U.S. federal excise tax in connection with repurchases or redemptions of our Class A ordinary shares, which may adversely affect our business, investments and results of operations.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law in the U.S. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax, but it has not issued any guidance as of the date hereof.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances not in connection with the business combination but issued within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury.

Because any such excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined and it could cause a reduction in the cash available on hand to complete a business combination and in the value of our Class A ordinary shares and inhibit our ability to complete a business combination.

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

AHREN ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Alice Newcombe-Ellis
	Name:	Alice Newcombe-Ellis
	Title:	Chief Executive Officer (Principal executive officer)

	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)