Form 10-K
period 2022-12-31
Ahren Acquisition Corp.
filed 2023-04-07
CIK 1856696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing price of the registrant’s Class A common stock was $9.92 and the closing price of the registrant’s Units was $10.00. The aggregate market value of units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the Units on June 30, 2022, as reported on Nasdaq was $299,998,000.

As of March 31, 2023, there were 29,999,800 Class A Ordinary Shares, par value $0.0001, issued and outstanding, and 7,499,950 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

We are motivated to achieve exceptional returns for investors by identifying and completing an Initial Business Combination with a high growth, domain leading company fueled by breakthrough deep technology and/or deep science. The companies that we target are expected to have the potential to be disruptive and primed for explosive growth and that can change the world for the better, while establishing a position of technological dominance. We are pursuing Initial Business Combination opportunities within our four domains of interest: Planet & Efficient Energy; Brain & Artificial Intelligence; Genetics & Platform Technologies; and Space, Robotics & Physics.

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

Prior to the consummation of the Initial Public Offering, on April 12, 2021, we issued an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to the Sponsor for an aggregate purchase price of $25,000. On July 31, 2021, the Sponsor transferred 50,000 Founder Shares to each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC (an affiliate of Donald McLellan), resulting in the Sponsor holding 6,987,500 Founder Shares. On December 14, 2021, we effected a 1.1 to 1 share recapitalization with respect to our Founder Shares, as a result of which, each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC hold 55,000 Founder Shares and the Sponsor held 7,686,250 Founder Shares. Up to 1,031,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriter's over-allotment option was exercised. In connection with the underwriter’s partial exercise of their over-allotment option on December 17, 2021, the Sponsor forfeited 406,300 Founder Shares and the remaining 624,950 Founder Shares ceased to be subject to forfeiture, resulting in the Sponsor holding 7,279,950 Founder Shares.

A total of $305,997,960, comprised of $293,998,040 of the proceeds from the Initial Public Offering (which amount included $10,499,930 of the underwriter’s deferred discount) and $11,999,920 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

As of December 31, 2022, there was $310,032,215 in marketable securities held in the Trust Account. $726,520 of cash is held outside the Trust Account, available for working capital needs. The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

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

Selection of a Target Business and Structuring of Our Initial Business Combination

While we may pursue an Initial Business Combination target in any industry, our search for Initial Business Combination opportunities is focused within our four domains of interest: Planet & Efficient Energy; Brain & Artificial Intelligence; Genetics & Platform Technologies; and Space, Robotics & Physics. Our amended and restated memorandum and articles of association (as amended on December 14, 2021, our “Amended and Restated Memorandum and Articles of Association”) prohibits us from entering into an Initial Business Combination with another blank check company or a similar company with nominal operations.

Nasdaq rules require that we must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commission and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our board of directors will make the determination as to the fair market value of our Initial Business Combination. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide the holders of our Public Shares (our “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account at such time is anticipated to be approximately $10.33 per Public Share. The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by any deferred underwriting commissions we pay to the underwriter. Our Sponsor, officers, directors and other initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our Initial Business Combination.

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

Risk Factor Summary

●

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Accordingly, there is substantial doubt about our ability to continue as a “going concern.”

●	We have identified a material weakness in our internal control over financial reporting and may identify additional material weakness in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential Initial Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	If we seek shareholder approval of our Initial Business Combination, our Sponsor, other initial shareholders and management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Initial Business Combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

●	Unlike some other similar blank check companies, we will have only 18 months to consummate an Initial Business Combination. The requirement that we complete our Initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential targets, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

●	Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by certain global events such as the conflict in Ukraine, the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek shareholder approval of our Initial Business Combination, our Sponsor, other initial shareholders, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Public Shares or Public Warrants.

●	If a Public Shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.

●	You are not entitled to protections normally afforded to investors of some other blank check companies.

●	If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

●	If the funds available to us outside of the Trust Account are insufficient to allow us to operate for at least the remaining duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination.

●	The nominal purchase price paid by our initial shareholders for the Founder Shares may significantly dilute the implied value of your Public Shares in the event we complete an Initial Business Combination. In addition, the value of the initial shareholders’ Founder Shares will be significantly greater than the amount our initial shareholders paid to purchase such Founder Shares in the event we complete an Initial Business Combination, even if the Initial Business Combination causes the trading price of our Class A Ordinary Shares to materially decline.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Past performance by our management team, Ahren’s Science Partners, and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an Initial Business Combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may re-register in another jurisdiction in connection with our Initial Business Combination and such re-registration may result in taxes imposed on shareholders or warrant holders.

●	An investment in the Company may result in uncertain U.S. federal income tax consequences.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Accordingly, there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 17, 2023, then we will cease all operations except for the purpose of liquidating. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weakness in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with the Securities and Exchange Commission’s (“SEC”) rules implementing Sections 302 and 404 of The Sarbanes-Oxley Act (“SOXA”), which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. We are also required to report any material weakness in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the fiscal year ended December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weakness in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its financial statements related to the presentation of the reinvestment of dividends and interest in marketable securities from the trust account within operating activities in the cash flow statement instead of within investing activities.

To address this material weakness, management plans to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We plan to implement changes to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weakness in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations.

For as long as we are an “emerging growth company” under The Jumpstart Our Business Startup Act (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

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

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of Public Shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of Public Shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our Initial Business Combination. In addition, the amount of any deferred underwriting commission payable to the underwriter will not be adjusted for any Public Shares that are redeemed in connection with an Initial Business Combination. The per share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by any deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect any obligation to pay the deferred underwriting commission. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure.

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

Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by certain global events such as the conflict in Ukraine, the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

In particular, in February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. The credit and financial markets have experienced extreme volatility and disruptions due to this conflict. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

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

Our Sponsor, officers, directors and other initial shareholders have agreed that we must complete our Initial Business Combination within the Completion Window. Unlike some other similar blank check companies, we will have only 18 months from the closing of our Initial Public Offering to consummate an Initial Business Combination. We may not be able to find a suitable target business and complete our Initial Business Combination within the Completion Window. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic (or new strains thereof) continues to impact both the U.S. and the rest of the world and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, Russia’s invasion of Ukraine significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. It is not possible to predict the full extent of the broader consequences of Russia’s invasion of Ukraine, which could include sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets.  Furthermore, we may be unable to complete an Initial Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire.

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

Because our Trust Account is expected to contain approximately $10.33 per Public Share, our Public Shareholders may be more incentivized to redeem their Public Shares at the time of our Initial Business Combination.

Our Trust Account currently contains approximately $10.33 per Public Share. This is different than some other similarly structured blank check companies for which the Trust Account will only contain $10.00 per class A ordinary share. As a result of the additional funds receivable by Public Shareholders upon redemption of Public Shares, our Public Shareholders may be more incentivized to redeem their Public Shares.

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

Since there are a number of special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

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

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, only $726,520 of cash was available to us outside the Trust Account to fund our working capital requirements as of December 31, 2022. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the remaining duration of the Completion Window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. BDO USA, LLP, our independent registered public accounting firm, and the underwriter and financial advisor of our Initial Public Offering did not, and will not, execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.20 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, a copy of which is filed as an exhibit to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of: (i) $10.20 per Public Share; and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter and financial advisor of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.20 per Public Share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

On March 30, 2022, the SEC issued proposed rules (“2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; potentially limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto. Given the 2022 Proposed Rules, as well as the rise in SPAC litigation, we may find it challenging to identify a target and/or complete an Initial Business Combination within the remaining life of the SPAC.

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

The following table shows the Public Shareholders’ and our initial shareholders’ investment per share and how these compare to the implied value of one Class A Ordinary Share upon the completion of our Initial Business Combination. The following table assumes that (i) our valuation is $305,997,960 (which is the amount we would have in the Trust Account for our Initial Business Combination), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our Initial Business Combination and (iv) all Founder Shares are held by our initial shareholders upon completion of our Initial Business Combination, and does not take into account other potential impacts on our valuation at the time of the Initial Business Combination, such as (i) the value of our Public Warrants and Private Placement Warrants, (ii) the trading price of our Class A Ordinary Shares, (iii) the Initial Business Combination transaction costs, (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A Ordinary Shares held by Public Shareholders	29,999,800 shares
Class B ordinary shares held by initial shareholders	7,499,950 shares
Total ordinary shares	37,499,750 shares
Total funds in trust at the Initial Business Combination	$305,997,960
Public Shareholders’ investment per Class A Ordinary Share(1)	$10.00
Our initial shareholders’ investment per Class B ordinary share(2)	$0.003
Implied value per Class A Ordinary Share upon the Initial Business Combination(3)	$8.16

(1)	While the Public Shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(2)	The initial shareholders’ total investment in the equity of the Company, inclusive of the Founder Shares and the Sponsor’s $15,249,920 investment in the Private Placement Warrants, is $15,274,920. For purposes of this table, the full investment amount is ascribed to the Founder Shares only.

(3)	All Founder Shares would automatically convert into Class A Ordinary Shares upon completion of our Initial Business Combination.

Based on these assumptions, each Class A Ordinary Share would have an implied value of $8.16 per share upon completion of our Initial Business Combination, representing a 20.0% decrease from the initial implied value of $10.20 per Public Share. While the implied value of $8.16 per Class A Ordinary Share upon completion of our Initial Business Combination would represent a dilution to our Public Shareholders, this would represent a significant increase in value for our initial shareholders relative to the price they paid for each Founder Share. At $8.16 per Class A Ordinary Share, the 7,499,950 Class A Ordinary Shares that the initial shareholders would own upon completion of our Initial Business Combination (after automatic conversion of the 7,499,950 Founder Shares) would have an aggregate implied value of $61,199,592. As a result, even if the trading price of our Class A Ordinary Shares significantly declines, the value of the Founder Shares held by our initial shareholders will be significantly greater than the amount our initial shareholders paid to purchase such Founder Shares. In addition, our initial shareholders could potentially recoup their entire investment in our Company even if the trading price of our Class A Ordinary Shares after the Initial Business Combination is as low as $2.04 per share. As a result, our initial shareholders are likely to earn a substantial profit on their investment in us upon disposition of its Class A Ordinary Shares even if the trading price of our Class A Ordinary Shares declines after we complete our Initial Business Combination. Our initial shareholders may therefore be economically incentivized to complete an Initial Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our initial shareholders had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

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

Our Amended and Restated Memorandum and Articles of Association authorize the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there are 470,000,200 and 42,500,050 authorized but unissued Class A Ordinary Shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our Initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our Initial Business Combination. Currently, there are no preference shares issued and outstanding.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers & Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Initial Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning an Initial Business Combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an Initial Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company of the consideration to be paid by us from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Initial Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers, directors and certain of their affiliates will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to Public Shares they may have acquired in the Initial Public Offering), a conflict of interest may arise in determining whether a particular target is appropriate for our Initial Business Combination.

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

Further, we may engage an affiliate of our Sponsor to assist us in evaluating the scientific, technical and commercial attributes of target businesses. The fees paid to this Sponsor affiliate may be contingent upon consummation of our Initial Business Combination, and therefore the affiliate may have an interest in providing a favorable evaluation of a target business, acquisition of which may not be in the best interests of our shareholders. See “Certain Relationships and Related Party Transactions, and Director Independence” for further details on the engagement.

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

We may only be able to complete one Initial Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our Initial Public Offering and the Private Placement of the Private Placement Warrants provided us with approximately $305,997,960 that we may use to complete our Initial Business Combination.

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

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-Initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

We may engage the underwriter of our Initial Public Offering or one of its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. The underwriter of our Initial Public Offering is entitled to receive deferred discount that will be released from the Trust Account only on a completion of an Initial Business Combination. These financial incentives may cause the underwriter of our Initial Public Offering to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an Initial Business Combination.

We may engage the underwriter of our Initial Public Offering or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred discount that are conditioned on the completion of an Initial Business Combination. The fact that the underwriter’s or its affiliates’ financial interests are tied to the consummation of an Initial Business Combination may give rise to potential conflicts of interest in providing any such additional services.

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

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

We issued 14,999,900 Public Warrants as part of the Units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement, 15,249,920 Private Placement Warrants. We account for both the Public Warrants and the Private Placement Warrants as a warrant liabilities. At each reporting period (1) the accounting treatment of the Warrants is reevaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an Initial Business Combination with a target business.

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

PART II

Item 5. Market for Registrant’s Shareholders’ equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A Ordinary Shares and Public Warrants are traded on Nasdaq under the symbols “AHRNU,” “AHRN” and “AHRNW,” respectively.

Holders

As of March 31, 2023, there were 1 holder of record of our Units, 1 holder of record of our Class A Ordinary Shares, 5 holders of record of our Class B ordinary shares, 1 holder of record of our Public Warrants and 1 holder of our Private Placement Warrants.

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

On December 17, 2021, we consummated our Initial Public Offering of 29,999,800 Units, including the issuance of 2,499,800 Units as a result of the underwriter’s exercise of their over-allotment option in part. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $299,998,000. Citigroup Global Markets Inc. acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261334). The SEC declared the registration statement effective on December 14, 2021.

Transaction costs amounted to $16,511,183, including $10,499,930 in deferred underwriting commission, $5,999,960 in upfront underwriting commission and $1,114,703 in offering costs, of which $482,930 was allocated to fair value instruments and $620,480 charged to additional paid-in capital in connection with the Initial Public Offering. In addition, the underwriter and financial advisor agreed to defer $10,499,930 in underwriting commission.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for and consummate the Initial Public Offering, and since the completion of the Initial Public Offering, searching for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We have generated non-operating income in the form of interest income on cash after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $13,757,880, which consists of operating costs of $2,429,311 and stock-based compensation expenses of $1,468,629, offset by dividends and interest on marketable securities held in trust account of $4,592,671 and a change in fair value of derivative warrant liabilities of $13,778,793. Additionally, there were other expenses of $715,644.

For the period from April 1, 2021 (inception) through December 31, 2021, we had a net loss of $2,666,754, which related to formation and operating costs of $103,785, stock-based compensation expense of $658,770, change in fair value of the derivative warrant liabilities of  $1,418,716 and transaction costs allocation to derivative warrant liabilities of $485,483.

Liquidity and Going Concern Consideration

As of December 31, 2022, we had working capital deficit of $606,610, this amount is calculated excluding marketable securities held in the Trust Account and warrant liabilities. Of the net proceeds from the Initial Public Offering and associated Private Placement, $310,032,215 of marketable securities was held in the Trust Account. We held cash of $726,520 outside of the Trust Account which is available for working capital purposes.

The net proceeds of $305,997,960 ($10.20 per Unit) from the Initial Public Offering and the sale of the Private Placement Warrants, comprised of $293,998,040 of the proceeds from the Initial Public Offering (which included $10,499,930 of the underwriter’s deferred fees) and $11,999,920 of the proceeds of the sale of Private Placement Warrants, was placed in the Trust Account and are invested or bear interest since December 20, 2021. The proceeds are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding any deferred underwriting commission) to complete an Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe we may need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to completing an Initial Business Combination. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into additional Private Placement Warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company expects to use the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective targets for an Initial Business Combination, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Initial Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Underwriting Agreement

We granted the underwriter a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. On December 17, 2021, the underwriter partially exercised its over-allotment option.

Effective as of December 31, 2022, the underwriter and the financial advisor from the Initial Public Offering resigned and withdrew from their role in any Initial Business Combination and thereby waived their entitlement to the deferred underwriting commission of $10,499,930, which the Company has recorded a reduction to accumulated deficit  on settlement of underwriter fees on the statements of changes in ordinary shares subject to possible redemption and shareholders’ deficit for the year ended December 31, 2022 of $10,499,930, which represents the original amount recorded to Accumulated Deficit.

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

Private Placement Warrants

The Sponsor purchased an aggregate of 15,249,920 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $15,249,920 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share (subject to adjustment). A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable (except when the reference price is between $10.00 and $18.00 per share). The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On April 9, 2021, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Promissory Note was paid in full on December 21, 2021. As of December 31, 2022 the Promissory Note is no longer available to the Company to draw upon.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, make Working Capital Loans to the Company as may be required. If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into Private Placement Warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and December 31, 2021, the Company had no borrowings under Working Capital Loans.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 14, 2021 through the earlier of the consummation of an Initial Business Combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for administrative and support services provided to members of our management team.

For the year ended December 31, 2022 and for the period from April 1, 2021 through December 31, 2021, the Company incurred $120,000 and $10,000, respectively, in administrative fees under this arrangement, respectively, which have been included in formation and operating costs in the statements of operations. As of December 31, 2022 and December 31, 2021, the Company had an outstanding payable of $50,000 and $0, respectively to our Sponsor under this arrangement.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with GAAP. The preparation of our audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our audited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Please see recent accounting pronouncements in Note 2—Summary of Significant Accounting Policies in our audited financial statements included elsewhere in this Annual Report for recent accounting pronouncements.

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

Additionally, we rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Item 8. Financial Statements and Supplementary Data.

Ahren Acquisition Corp.

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; New York, New York; PCAOB ID# 243)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Ordinary Shares subject to possible redemption and shareholders’ deficit for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ahren Acquisition Corp.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ahren Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash flows to operate for at least the next 12 months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 7, 2023

AHREN ACQUISITION CORP.

BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021

ASSETS
Cash	$726,520	$2,156,137
Marketable securities held in Trust Account	310,032,215	-
Other assets	216,067	466,721
Total Current Assets	310,974,802	2,622,858
Marketable securities held in Trust Account	-	305,997,960
Other non-current assets	-	213,541
Total Assets	$310,974,802	$308,834,359

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$157,228	$702,000
Derivative warrant liabilities	2,419,985	-
Due to Sponsor	50,000	-
Accrued expenses	1,341,969	154,470
Total Current Liabilities	3,969,182	856,470
Derivative warrant liabilities	-	16,198,778
Deferred underwriting commission payable	-	10,499,930
Total Liabilities	3,969,182	27,555,178

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 29,999,800 shares at redemption value	309,874,987	305,997,960

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 29,999,800 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,499,950 shares issued and outstanding	750	750
Additional paid-in capital	-	-
Accumulated deficit	(2,870,117)	(24,719,529)
Total shareholders’ deficit	(2,869,367)	(24,718,779)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$310,974,802	$308,834,359

The accompanying notes are an integral part of these financial statements.

AHREN ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From April 1, 2021 (Inception) Through December 31, 2021

Formation and operating costs	$2,429,311	$103,785
Stock-based compensation expense	1,468,629	658,770
Loss from operations	(3,897,940)	(762,555)
Change in fair value of derivative warrant liabilities	13,778,793	(1,418,716)
Dividends and interest on marketable securities held in trust account	4,592,671	-
Other income (expense)	(715,644)	-
Transaction costs allocation to derivative warrant liabilities	-	(485,483)
Net income (loss)	$13,757,880	$(2,666,754)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	29,999,800	1,704,534
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.39	$0.34
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,499,950	6,998,932
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.26	$(0.46)

The accompanying notes are an integral part of these financial statements.

AHREN ACQUISITION CORP.

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	29,999,800	$305,997,960	7,499,950	$750	$-	$(24,719,529)	$(24,718,779)
Deferred underwriting commission waiver	-	-	-	-	-	10,499,930	10,499,930
Stock-based compensation to Directors	-	-	-	-	1,468,629	-	1,468,629
Remeasurement of carrying value to redemption value	-	3,877,027	-	-	(1,468,629)	(2,408,398)	(3,877,027)
Net income	-	-				13,757,880	13,757,880
Balance as of December 31, 2022	29,999,800	$309,874,987	7,499,950	$750	$-	$(2,870,117)	$(2,869,367)

FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 01, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares	-	-	7,906,250	791	24,209	-	25,000
Forfeiture of Founder Shares	-	-	(406,300)	(41)	41	-	-
Proceeds from the sale of Class A ordinary shares	29,999,800	299,998,000	-	-	-	-	-
Paid underwriter fees	-	(5,999,960)	-	-	-	-	-
Deferred underwriting commission payable	-	(10,499,930)	-	-	-	-	-
Liabilities associated to equity instruments - Public Warrants	-	(7,328,951)	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	658,770	-	658,770
Other offering costs	-	(705,803)	-	-	-	-	-
Excess cash received over fair value of Private Placement Warrants	-	-	-	-	7,798,809	-	7,798,809
Accretion of Class A ordinary shares to redemption value	-	30,534,604	-	-	(8,841,829)	(22,052,775)	(30,534,604)
Net loss	-	-	-	-	-	(2,666,754)	(2,666,754)
Balance as of December 31, 2021	29,999,800	$305,997,960	7,499,950	$750	$-	$(24,719,529)	$(24,718,779)

The accompanying notes are an integral part of these financial statements.

AHREN ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022		For the period from April 1, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)		$13,757,880	$(2,666,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation expense		1,468,629	658,770
Transaction costs allocated to derivative warrant liabilities		-	485,483
Accrued dividends and interest on marketable securities held in trust account		(1,019,433)
Change in fair value of derivative warrant liabilities		(13,778,793)	1,418,716
Formation and operating expenses paid in exchange for Founder Shares		-	11,005
Changes in operating assets and liabilities:
Other assets		464,195	(680,262)
Accounts payable		(544,772)	702,000
Due to Sponsor		50,000
Accrued expenses		1,187,499	34,438
Net cash provided by / (used in) operating activities		1,585,205	(36,604)

Cash Flows from Investing Activities
Investment of cash into Trust Account		-	(305,997,960)
Reinvestment of dividend and interest received on marketable securities held in trust account		(3,014,822)	-
Net cash used in investing activities		(3,014,822)	(305,997,960)

Cash Flows from Financing Activities
Proceeds from sale of Class A units, gross		-	299,998,000
Proceeds from sale of Private Placement Warrants		-	15,249,920
Offering costs paid		-	(7,057,219)
Net cash provided by financing activities			308,190,701

Net increase (decrease) in cash		(1,429,617)	2,156,137
Cash - beginning of period		2,156,137	-
Cash - end of period		$726,520	$2,156,137

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value		$3,877,027	$30,534,604
Deferred underwriting commission payable	$		$10,499,930
Initial class A shares subject to possible redemption	$		$275,463,356
Offering costs included in accrued expenses		$-	$120,032
Offering costs paid through prepaid legal expense funded by Sponsor		$-	$13,995
Waiver of deferred underwriting commission payable		$10,499,930	$-

The accompanying notes are an integral part of these financial statements.

AHREN ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations, Liquidity and Going Concern Considerations

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period from April 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is AACS LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 13, 2021. On December 17, 2021, the Company consummated its Initial Public Offering of 29,999,800 units (the “Units”), including 2,499,800 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $299,998,000, and incurring $1,191,286 in offering costs, $5,999,960 in upfront underwriting fees and $10,499,930 in deferred underwriting commission which were waived by the underwriter and financial advisor in 2022 (Note 5). Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commission and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The underwriter and financial advisor agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter and financial advisor of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company’s business, financial condition, results of operations and the price of the Company’s securities to be adversely affected.

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had working capital deficit of $606,610, excluding the marketable securities held in the Trust Account and derivative warrant liabilities. Of the net proceeds from the Initial Public Offering and associated sale of Private Placement Warrants, $310,032,215 of marketable securities was held in the Trust Account. Cash of $726,520 was held outside of the Trust Account in the Company’s operating account and is available for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company expects to use the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective targets for an Initial Business Combination, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Initial Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the period. Dividends and interest from the marketable securities held in Trust Account are recognized on an accrual basis. Accrued dividends and interest are recorded as part of marketable securities held in trust on the balance sheets.

As of December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which invest in U.S. Treasury securities. The fair value for these securities is determined using quoted market prices in active markets.

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

Fair Value of Financial Instruments

As of December 31, 2022 and 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the balance sheet due to the short term nature of these balances.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2022 and 2021 is as follows:

Gross proceeds	$299,998,000
Less:
Class A ordinary shares issuance costs	(17,205,693)
Fair value of Public Warrants at issuance	(7,328,951)

Plus:
Accretion of carrying value to redemption value	30,534,604
Class A ordinary shares subject to possible redemption at December 31, 2021	$305,997,960
Remeasurement of carrying value to redemption value	3,877,027
Class A ordinary shares subject to possible redemption at December 31, 2022	$309,874,987

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

	For The Year Ended December 31, 2022	For The Period From April 1, 2021 (Inception) Through December 31, 2021
Net income (loss)	$13,757,880	$(2,666,754)
Accretion of temporary equity in excess of fair value	(3,877,027)	(13,499,910)
Net income (loss) including accretion of temporary equity in excess of fair value	$9,880,853	$(16,166,664)

	For The Year Ended December 31, 2022		For The Period From April 1, 2021 (Inception) Through December 31, 2021
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$7,904,682	$1,976,171	$(12,916,363)	$(3,250,301)
Deemed dividend for accretion of temporary equity in excess of fair value Class A ordinary shares	3,877,027	-	13,499,910	-
Allocation of net income and deemed dividend	$11,781,709	$1,976,171	$583,547	$(3,250,301)
Denominator
Weighted average shares outstanding, basic and diluted	29,999,800	7,499,950	1,704,534	6,998,932
Basic and diluted net income (loss) per share	$0.39	$0.26	$0.34	$(0.46)

The Company has two classes of ordinary share, which are referred to as Class A ordinary shares and Class B ordinary shares. The Company’s statements of operations include a presentation of net income (loss) per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income (loss) per ordinary share.

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

All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40, “Derivatives and Hedging.” Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of Public Warrants were subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The Private Warrants were subsequently measured by reference to the fair value of the Public Warrants, as such a Level 2 measurement.

The fair value of warrants issued in connection with the IPO and the private placement warrants was initially measured at fair value by an independent valuation consultant using a market-based approach of comparable blank check company warrant pricing. As of December 31, 2021, the fair value of the public warrants was estimated using a Monte Carlo simulation model which considered several probabilities of occurrence to arrive at the pricing. The inputs used in this model were not based on the market price of the Company's public warrants and required judgment. As of December 31, 2022, the fair value of the public warrants was based on observable closing market price for such warrants, and value of the private warrants was fair valued based on the pricing of the public warrants.

Income Taxes

ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Stock-Based Compensation

The Company adopted ASC 718, Compensation—Stock Compensation, guidance to account for its stock-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of stock-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Grants of stock-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in operating expenses in the statements of operations.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

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

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriter at the closing of the Initial Public Offering, based upon the number of Units sold. An additional 3.5% of the gross proceeds of the Initial Public Offering was to be payable to the underwriter upon the Company’s completion of a Business Combination (the “Deferred Discount”). The Deferred Discount was to become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. As of December 31, 2022 the underwriter and financial advisor have waived all the Deferred Discount fees which was recorded as a decrease to the accumulated deficit in the amount of $10,499,930 on the statements of changes in ordinary shared subject to possible redemption and shareholders’ deficit.

Note 4 — Related Party Transactions

Class B Founder Shares

In April, 2021, the Sponsor (AACS LP) paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 7,187,500 Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), with up to 937,500 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On July 31, 2021, the Sponsor transferred 50,000 Founder Shares to each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC, resulting in the Sponsor holding 6,987,500 Founder Shares. On December 14, 2021, the Company effected a 1.1 to 1 share recapitalization with respect to the Founder Shares, as a result of which, each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC hold 55,000 Founder Shares and the Sponsor held 7,686,250 Founder Shares, up to 1,031,250 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On December 17, 2021 following the underwriter’s partial exercise of the over-allotment option, 406,300 Founder Shares were surrendered by the Sponsor such that it now holds 7,279,950 Founder Shares. The Company has recognized this transfer as a compensation expense in accordance with ASC 718. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of July 31, 2021 (grant date) and the probability of the success of the Business Combination. The Company amortizes the stock-based compensation expense using the straight-line method. Stock-based compensation expense recognized for the transfer of Founder Shares for the year ended December 31, 2022 was $1,468,630 and for the period from April 1, 2021 (inception) through December 31, 2021 was $658,770. As of December 31, 2022 all shares were vested and there was no unrecognized stock-based compensation expense. As of December 31, 2021, no shares were vested and unrecognized stock compensation expense was $1,468,629.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of December 31, 2022 and 2021, the Company had no borrowings under the promissory note. The Company is not able to borrow additional amounts under the promissory note.

Administrative Services Agreement

On December 17, 2021, the Company entered into an administrative services agreement pursuant to which it will pay its Sponsor a total of $10,000 per month, until the earlier of the completion of its Business Combination and the liquidation of the trust assets, for administrative and support services. Upon completion of the Business Combination or liquidation, the Company will cease paying these monthly fees. The administrative services agreement fees were $120,000 and $10,000 for the year ended December 31, 2022 and for the period from April 1, 2021 through December 31, 2021, respectively, which have been included in formation and operating costs in the statements of operations. As of December 31, 2022 and December 31, 2021, $50,000 and $0, respectively, was outstanding and due to the Sponsor.

Advisory Fee

Lazard Frères & Co., LLC (“Lazard”) acted as the Company’s independent financial advisor in connection with the Initial Public Offering, for which it received customary fees. The Company also agreed to pay Lazard a fee in an amount equal to 20% of the underwriting commission payable to the underwriter. The fee to Lazard was paid in part at the closing of the Initial Public Offering and would also be paid in part at the closing of a Business Combination, in the same proportion as the non-deferred and deferred underwriting commission payable to the underwriter. Lazard has agreed to waive their fee as it becomes payable out of the underwriting commission in connection with any Initial Business Combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post- Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,125,000 Units to cover over-allotments. The underwriter partially exercised its over-allotment option concurrently with the closing of the Initial Public Offering, purchasing 2,499,800 Units. The remainder of the over-allotment option was forfeited. The underwriter was entitled to a cash underwriting discount of 2% (or $5,999,960) of the gross proceeds of the Initial Public Offering. Additionally, the underwriter was entitled to a Deferred Discount of 3.5% (or $10,499,930) of the gross proceeds of the Initial Public Offering upon the completion of the Company’s Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Effective as of December 31, 2022, the underwriter and financial advisor from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commission of $10,499,930, which the Company has recorded as a reduction in accumulated deficit on the statements of changes in ordinary shares subject to possible redemption and shareholders’ deficit on settlement of underwriter fees for the year ended December 31, 2022 for $10,499,930.

Note 6 — Derivative Warrant Liabilities

The Company accounted for the 30,249,820 warrants issued in connection with the Initial Public Offering (the 14,999,900 Public Warrants and the 15,249,920 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Offering costs were allocated to the Class A ordinary shares and Public Warrants, and the amounts allocated to the Public Warrants were expensed immediately in 2021.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments required the Company to record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to fair value determined with the assistance of a professional independent valuation firm. The warrant liabilities is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Note 7 — Shareholders’ Deficit

Preference shares – The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 29,999,800 of Class A ordinary shares subject to possible redemption).

Class B ordinary shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, 7,499,950 Class B ordinary shares were issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$310,032,215	$-	$-	$310,032,215
Total assets	$310,032,215	$-	$-	$310,032,215
Liabilities:
Public Warrants	$1,199,992	$-	$-	$1,199,992
Private Placement Warrants	-	1,219,993	-	1,219,993
Total liabilities	$1,199,992	$1,219,993	$-	$2,419,985

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the year ended December 31, 2022, the Public and Private warrants were transferred out of Level 3 into Level 1 and Level 2, respectively.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a decrease in the fair value of derivative liabilities of $13,778,793 on the accompanying statements of operations for the year ended December 31, 2022 and an increase in the change in fair value of derivative warrant liabilities $1,418,716 for the period from April 1, 2021 (inception) through December 31, 2021, respectively.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 17, 2021 (IPO)
Volatility	10.2%
Underlying stock price	$9.76
Expected Time until merger (years)	1.50
Risk-free rate	1.18%
Dividend yield	0.0%

As of December 31, 2021
Volatility	10.7%
Underlying stock price	$9.75
Expected Time until merger (years)	1.46
Risk-free rate	1.26%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through December 31, 2022 is summarized as follows:

Derivative warrant liabilities at April 1, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3 measurements	14,780,062
Change in fair value	(1,418,716)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$16,198,778
Change in fair value	(13,778,793)
Transfer out of Level 3 to Level 1	(1,199,992)
Transfer out of Level 3 to Level 2	(1,219,993)
Derivative warrant liabilities December 31, 2022 with Level 3 inputs	$-

The changes in fair value of derivative warrant liabilities for the year ended December 31, 2022 is shown below:

	Public Warrant	Private Warrant	Total

Fair value at January 1, 2022	$8,032,446	$8,166,332	$16,198,778
Change in fair value	(6,832,454)	(6,946,339)	(13,778,793)
Fair value as of December 31, 2022	$1,199,992	$1,219,993	$2,419,985

The changes in fair value of derivative warrant liabilities for the period April 1, 2021 (inception) through December 31, 2021 is shown below:

	Public Warrant	Private Warrant	Total

Fair value at April 1, 2021 (inception)	$-	$-	$-
Change in fair value	8,032,446	8,166,332	16,198,778
Fair value as of December 31, 2021	$8,032,446	$8,166,332	$16,198,778

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the presentation of the reinvestment of dividends and interest in marketable securities from the trust account within operating activities in the cash flow statement instead of within investing activities.

To address this material weakness, management plans to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting   (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in the Company’s controls related to the presentation of investment income from the trust account within operating activities in the cash flow statement instead of within investing activities.

Management plan to implement remediation steps to improve our disclosure controls and procedures, and our internal control over our financial reporting process. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) other than the material weakness related to presentation of investment income from the trust account as described above.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Alice Newcombe-Ellis	40	Chief Executive Officer and Director
Elliot Richmond	43	Chief Financial Officer and Director
Sir Shankar Balasubramanian	56	Science Partner[1]
Jeremy Darroch	60	Director
Kathleen Hughes	55	Director
Uwe Krüger	58	Director
Donald McLellan	57	Director
Jonathan Roney	49	Director

1.	Sir Shankar Balasubramanian is an Officer of Ahren Acquisition Corp.

Alice Newcombe-Ellis has been our Chief Executive Officer and a director since our inception. Alice is the Founding and General Partner of Ahren, an investment firm affiliated with Ahren Acquisition Corp. Alice set up Ahren with eight co-Founding Science Partners to invest in and help build transformational companies at the intersection of deep technology and deep science. Alice brings financial sector expertise beginning 15 years ago, including at TPG Capital LLP and at Lansdowne Partners LLP. Notably, Alice has led all Ahren’s transactions including the co-founding of Adrestia Therapeutics Ltd where she negotiated the co-led Ahren/GSK equity investment in Adrestia Therapeutics which was completed alongside a partnership deal with GSK worth up to $1.2 billion; Ahren’s investment in Bicycle Therapeutics plc, whose value as at March 27, 2023 was $599 million; and Ahren’s investment in Graphcore Limited whose value as at December 2020 was $2.77 billion. Alongside her investing career, Alice has had a longstanding commitment to initiatives for meaningful positive impact including participation in the TPG ’Social Impact’ initiative, membership of the Lansdowne Charity Committee, and in a project with the United Nations Development Program’s Bureau for Crisis Prevention and Recovery under Sponsorship of Professor Michael Porter at Harvard Business School with the objective to transform crisis aid. Alice is a Fulbright Scholar, an award granted to competitively-selected citizens. From 2014 to 2021, Alice served as a Trustee of the British Friends of Harvard Business School.

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

Sir Shankar Balasubramanian is our Science Partner and an Ahren Science Partner. Sir Shankar is the principal inventor of the leading next generation human genome sequencing technology core to all sequencing platforms of Illumina, Inc. (approximately $34 billion market capitalization as of March 27, 2023). Sir Shankar’s technology has made routine, accurate, low-cost sequencing of human genomes a reality, has revolutionized biology and accelerated the development of genomic personalized medicine. In addition, Sir Shankar is the founder of two highly successful companies including Solexa Inc., which was sold to Illumina Inc. for approximately $620 million in 2007, and Cambridge Epigenetix Limited (on-going). Sir Shankar is a Herchel Smith Professor of Medicinal Chemistry in the Department of Chemistry at the University of Cambridge (from 2008 to present) and is Senior Group Leader at the Cancer Research UK Cambridge Institute (from 2010 to present). Sir Shankar is also a Fellow of Trinity College, Cambridge (from 1994 to present). During his career, Sir Shankar has received in excess of twenty awards, including: the Breakthrough Prize in Life Sciences (2022); the Millennium Technology Prize (2020); the Royal Medal (2018); the Paul Ehrlich Award (Société de Chimie Thérapeutique) (2018); the Royal Society Mullard Award (2009); the BBSRC Innovator of the year (2010); and the Tetrahedron Prize for Creativity in Organic and Biomedicinal Chemistry (2013). In 2012, Sir Shankar was elected Fellow of the Royal Society and elected member of EMBO. In 2011, Sir Shankar was elected Fellow of the Academy of Medicinal Sciences.

Sir Shankar holds a Ph.D in Enzyme Chemistry from the University of Cambridge and a First-Class B.A (Hons) in Natural Sciences also from the University of Cambridge (Fitzwilliam College).

Jeremy Darroch serves as an Independent Director of the Company. Jeremy brings greater than 30 years’ experience in building large businesses, identifying strategic M&A opportunities and negotiating deals having served in multiple senior and executive positions at British, European and American businesses. Jeremy was the Executive Chairman of Sky Group Limited (from 2021 to 1Q 2022). Previously, Jeremy was Chief Executive Officer of Sky plc (from 2014 to 2021) which he led through a $40 billion dollar acquisition by Comcast Corporation and where he championed Environmental, Social, and Corporate Governance Initiatives. Prior to Sky plc, Jeremy was the Chief Executive Officer of British Sky Broadcasting Group plc (from 2007 to 2014) and Chief Financial Officer (from 2004 to 2007), leading the business through its acquisition of Sky Italia and Sky Deutschland in 2014. Jeremy was previously Group Finance Director of DSG International plc (“DSG”), formerly Dixons Group plc and prior to DSG, he spent 12 years at The Procter & Gamble Company in a variety of roles in the UK and Europe. Jeremy is currently Senior Independent Non-Executive Director of Reckitt Benckiser Group plc, Senior Advisor to Bain Capital and the Multichoice Group, and Chair of the National Oceanography Centre. Alongside his career, Jeremy is an Ambassador of WWF. He was previously Chair of Business in the Community, a Senior Independent Director of Burberry Group plc, a Non-Executive Director and the Chairman of the Audit Committee of Marks and Spencer Group plc, a Council Member of the National Centre for Universities and Business and trustee of the Youth Sport Trust.

Jeremy holds a B.Sc. in Economics from the University of Hull, and is a member of the Institute of Chartered Accountants in England and Wales.

We believe Jeremy is qualified to serve on our board of directors due to his extensive managerial, operational and executive experience as a director and officer.

Kathleen Hughes serves as an Independent Director of the Company. Kathleen has 30 years’ experience at tier one global investment banks and was named “Investment Woman of the Year — Large Firms” by Investment Week in 2018 and 2019 and one of the “100 Most Influential People in Finance” by Treasury & Risk Magazine in 2011. Kathleen is experienced in building and restructuring senior management teams, developing and promoting next generation leaders and successfully implementing strategic investment plans. Prior to her recent retirement from The Goldman Sachs Group, Inc. (from 2010 to 2021), Kathleen was the global head of the Liquidity Solutions client business and the interim head of the EMEA retail client business. Before joining Goldman Sachs, Kathleen was the head of Global Liquidity sales for EMEA at J.P. Morgan Asset Management, the brand name for the asset management business of JPMorgan Chase & Co. Kathleen’s career at JP Morgan began in 1990 and included 10 years in Retail and Private Banking and 10 years in Asset Management. Kathleen was well known both within Goldman Sachs and also in the broader asset management industry for her twin passions of ESG / Impact investing and Diversity, Equity and Inclusion. She served on the Goldman Sachs Sustainable Finance Steering Group, the Goldman Sachs EMEA Inclusion and Diversity Committee and the Investment Management division’s Inclusion and Diversity council. Outside of Goldman Sachs, Kathleen was a member of the Diversity Project Advisory Council and was a committee member of the CFA UK Diversity and Inclusion Network. Since 2019 Kathleen has been a member of the Board of Trustees of the University of Richmond where she is Vice Rector and sits on the following committees: the Investment Committee and the Diversity, Equity, Inclusion and Belonging Committee where she is also the Chair. Since 2021 Kathleen serves on the Board of Directors at MIO Partners where she sits on the following committees: Talent and Compensation Committee, Investment Committee and the Advisory and Client Service Committee.

Kathleen holds a B.A. in Economics from the University of Richmond.

We believe Kathleen is qualified to serve on our board of directors due to her extensive financial, investment and strategic experience as an investor and officer.

Uwe Krüger serves as an Independent Director of the Company. Uwe is an exceptionally experienced academic, investor, and technology business executive, and was awarded the 2016 ACE European Chief Executive Officer of the Year award. Uwe is Head of Industrials, Business Services, Energy & Resources and Head Europe, Middle East & Africa at Temasek International Pte. Ltd. (from 2018 to present), a leading globally diversified investment company headquartered in Singapore with a net portfolio of S$381 billion as at 31 March 2021. Previously, Uwe was Chief Executive Officer of WS Atkins plc (from 2011 to 2017), leaving when the company was acquired by SNC-Lavalin Group Inc., and delisted from the London Stock Exchange. Prior to WS Atkins plc, Uwe was President of Cleantech Switzerland linked to the Swiss Federal Government (from 2010 to 2011). In addition, Uwe was also an Operations Director and Senior Advisor with TPG Capital based in London and San Francisco. Before TPG Capital, Uwe was the Chief Executive Officer of OC Oerlikon Management AG (from 2007 to 2009), was Chairman of Turner International (Dallas/US) (from 2004 to 2006) and had assumed multiple roles with Hochtief AG (from 1997 to 2003), among them Chief Executive Officer of Central/Eastern Europe (Warsaw, Moscow). Uwe currently serves on the board of several international companies. He is Director of Gategroup AG, and Element Materials Technology Group. Alongside his career, Uwe has had a longstanding commitment to academia and cutting-edge research, having worked on various research assignments at Columbia University, New York and Ecole Normale Superieur, Paris. Uwe holds an Honorary Professorship of Physics at Johann Wolfgang Goethe University, Frankfurt, where he lectures, and also holds an Honorary Doctorate at Heriot-Watt University, Edinburgh.

Uwe holds several degrees from the University of Frankfurt, including: a B.Sc. in Business Administration; a B.Sc. and Master’s in Physics; and a Ph.D. in Complex System Theory and Brain Research.

We believe Uwe is qualified to serve on our board of directors due to his extensive investment, operational and strategic experience as a founder, officer and investor.

Donald (“Don”) McLellan serves as an Independent Director of the Company. Don is a Partner at BDT & MSD Partners, LLC, a merchant bank that provides advice and long-term capital through its affiliated funds to help family- and founder-led businesses pursue their strategic and financial objectives. Prior to joining BDT at its formation in 2009, Don was Interim Capital Purchase Program Director for the United States Department of Treasury as part of the Troubled Asset Relief Program from October 2008 to 2009. Previously Don had a longstanding career at Motorola, Inc. from 1996 to 2008, including as Senior Vice President of Mergers and Acquisitions and Strategy. Prior to Motorola, Don worked in corporate law from 1990 to 1996 with roles at both Winston & Strawn LLP and Pillsbury Winthrop Shaw Pittman LLP, gaining experience in M&A, securities, finance, and intellectual property.

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

Jonathan Roney serves as an Independent Director of the Company. Jonathan is a fund director at Paradigm Governance Partners Limited, a Cayman Islands based provider of governance and fiduciary services to the investment funds industry (“Paradigm”). At Paradigm, Mr. Roney acts as a professional independent director where he sits on the boards of hedge funds, private equity funds, and investment management companies. He has acted as a director to Cayman Islands companies for more than 10 years and has more than 20 years of experience in the financial services industry. Mr. Roney sits on a broad range of open and closed ended funds employing strategies such as equity, credit, quantitative, systematic, fund of funds, special situations, private equity, real estate and loan origination. He has extensive experience and knowledge of hedge fund governance, operations, fund administration and regulatory risk management. Prior to joining Paradigm in December 2020, Mr. Roney spent 8 years at Intertrust Corporate Services (Cayman) Ltd (“Intertrust”) within the Fund Services Governance Team where he both led the team and acted as a professional independent director. Before Intertrust, Mr. Roney spent four years as the head of the Structured Finance and Liquidations teams at Citco Trustees Cayman having previously run the shadow NAV Accounting Team at KBC AIM, a UK based investment manager. His earlier roles included heading the Client Accounting and Liquidations team at Maples Finance, a Cayman based fiduciary business and at Deutsche Bank, London within their convertible bonds business. Mr. Roney is a Professional Director registered pursuant to the Directors Registration and Licensing Act 2014. He is also a fellow of the Institute of Chartered Accountants in England and Wales, has a bachelor’s degree in Biochemistry from Imperial College, London and is a member of the Cayman Islands Directors Association. Mr. Roney is a citizen of the United Kingdom and is a permanent resident of the Cayman Islands

We believe that Jonathan is qualified to serve on our board of directors due to his extensive governance and regulatory risk management experience.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are required to hold an annual general meeting no later than one year after our first full fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Jeremy Darroch, Kathleen Hughes and Jonathan Roney, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Uwe Krüger and Donald McLellan, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Alice Newcombe-Ellis and Elliot Richmond will expire at the third annual general meeting.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e) (2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Jeremy Darroch, Kathleen Hughes, Uwe Krüger, Donald McLellan and Jonathan Roney. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Alice Newcombe-Ellis	FMF Ltd	Investment Holding Company	Director

	FSP Ltd	Investment Holding Company	Director

	Heirloom Carbon Technologies, Inc.	Direct Air Carbon Capture Company	Director

	ZOE Global Limited	Biotechnology Company	Director

	Ahren Innovation Capital LLP	Investment Holding Company	Director

	Ahren Innovation Capital (GP) LLP	Investment Holding Company	Director

Elliot Richmond	Charlie Oscar Group Ltd	Marketing Services	Director

	Charlie Oscar Ventures Ltd	Investment Holding Company	Director

	Different Dog Limited	E-Commerce	Director

	Ervolution Holdings Limited	Management Consultancy	Director

	RFHC Ltd	Investment Holding Company	Director

Sir Shankar Balasubramanian	Cambridge Epigenetix Limited	Biotechnology Company	Director

	Bluecat IP Limited	Technology Company	Director

	Inflex Limited	Biotechnology Company	Director

	Elyx Limited	Technology Company	Director

Jeremy Darroch	National Oceanography Centre	Oceanography Charity	Director

	Reckitt Benckiser Group plc	Consumer Goods Company	Director

	Swansfield Advisory Ltd	Management Consultancy	Director

Individual	Entity	Entity’s Business	Affiliation
Donald McLellan	BDT & MSD Partners, LLC	Financial Services	Partner

	BDT & Company Europe GmbH	Financial Services	Director

	Flex Holdings 1 Inc.	Investment Holding Company	Director

	Flex Holdings 2 Inc.	Investment Holding Company	Director

Kathleen Hughes	University of Richmond	Education	Trustee

	Mio Partners, Inc.	Financial Services	Director

Uwe Krüger	Temasek International Pte. Ltd	Investment Holding Company	Director

	EM Topco Limited	Investment Holding Company	Director

	Gategroup AG	Travel Services	Director

Jonathan Roney	Algoz Capital Feeder Fund Ltd	Mutual Fund - Registered	Director

	Algoz Capital GP	Mutual Fund - Registered	General Partner

	AlphaLab Modulus GP Cayman Ltd	Mutual Fund - Registered	General Partner

	AMBI Fund Ltd.	Mutual Fund - Registered	Director

	AQR Absolute Return Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR Alternative Trends Offshore Fund Ltd.	Mutual Fund - Unregistered	Director

	AQR Commodity 1 (Cayman) Limited	Mutual Fund - Registered	Director

	AQR Commodity 2 (Cayman) Limited	Mutual Fund - Registered	Director

	AQR Global Risk Premium Master Account II Ltd.	Mutual Fund - Registered	Director

	AQR Global Risk Premium Master Account Ltd.	Mutual Fund - Registered	Director

	AQR Global Risk Premium Offshore Fund (GBP) Ltd.	Mutual Fund - Registered	Director

	AQR Global Risk Premium Offshore Fund II Ltd.	Mutual Fund - Registered	Director

	AQR Global Risk Premium Offshore Fund III Ltd.	Mutual Fund - Registered	Director

	AQR Global Risk Premium Offshore Fund IV Ltd.	Mutual Fund - Unregistered	Director

	AQR Global Risk Premium Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR Global Risk Premium Tactical Master Account Ltd.	Mutual Fund - Registered	Director

	AQR Global Risk Premium Tactical Offshore Fund II Ltd.	Mutual Fund - Registered	Director

	AQR GRP 10 Master Account Ltd.	Mutual Fund - Registered	Director

Individual	Entity	Entity’s Business	Affiliation
	AQR GRP 10 Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR GRP EL 12 Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR GRP EL 20 Master Account Ltd.	Mutual Fund - Registered	Director

	AQR GRP EL Master Account Ltd.	Mutual Fund - Registered	Director

	AQR GRP EL Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR GRP Sustainability Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR GRPT EL Master Account Ltd.	Mutual Fund - Registered	Director

	AQR GRPT EL Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR Managed Futures Offshore Fund Ltd.	Mutual Fund - Registered	Director

	AQR Offshore Multi-Strategy Fund IV Ltd.	Mutual Fund - Unregistered	Director

	AQR Offshore Multi-Strategy Fund XIX Ltd.	Mutual Fund - Unregistered	Director

	AQR Style Premia Offshore Fund Ltd.	Mutual Fund - Registered	Director

	Arkana Capital	Mutual Fund - Registered	Director

	Arkana Capital, Cayman	Mutual Fund - Registered	Director

	Centaur Global Alpha Master Fund Ltd	Mutual Fund - Registered	Director

	Centaur Global Alpha Offshore Fund Ltd.	Mutual Fund - Registered	Director

	Centaur Global Beta One Master Fund Ltd	Mutual Fund - Registered	Director

	Centaur Global Beta One Offshore Fund Ltd.	Mutual Fund - Registered	Director

	CNH CA II, Ltd.	Mutual Fund - Registered	Director

	Coral DeFi Cayman Ltd.	Mutual Fund - Registered	Director

	Coral DeFi Ltd.	Mutual Fund - Registered	Director

	Coral High Yield Cayman Ltd	Mutual Fund - Registered	Director

	Coral High Yield Ltd	Mutual Fund - Registered	Director

	Corre Opportunities Offshore Fund, Ltd.	Mutual Fund - Registered	Director

	Cosecha	Mutual Fund - Registered	Director

	Dictis Fund	Mutual Fund - Registered	Director

	Digital Opportunities Group SPC	Mutual Fund - Registered	Director

Individual	Entity	Entity’s Business	Affiliation
	Enhalus Intertidal Overseas Ltd.	Mutual Fund - Registered	Director

	Falcon Hybrid SPC	Mutual Fund - Registered	Director

	Fox Growth Fund Inc	Fund	Director

	Genome Fund	Mutual Fund - Registered	Director

	Hematita Fund	Mutual Fund - Registered	Director

	HIP Opportunities Fund Cayman SPC	Mutual Fund - Registered	Director

	Honma Katana	Mutual Fund - Unregistered	Director

	Honma Katana (CV)	Mutual Fund - Unregistered	Director

	Jubema Fund	Mutual Fund - Registered	Director

	Kindi Capital	Mutual Fund - Registered	Director

	KV Quanta	Mutual Fund - Registered	Director

	Lansing Management Offshore, Ltd.	Mutual Fund - Registered	Director

	Lechaim Fund	Mutual Fund - Registered	Director

	Metori Epsilon Global Trends Ltd.	Mutual Fund - Registered	Director

	Mondego Fund	Mutual Fund - Registered	Director

	Motion Capital Group Fund Ltd.	Mutual Fund - Registered	Director

	Motion Capital Group GlobalFund Ltd.	Mutual Fund - Registered	Director

	Naturalis Principia Ltd.	Mutual Fund - Registered	General Partner

	Oak Harbor Capital Special Opportunities Offshore Fund, Ltd	Mutual Fund - Registered	Director

	Palo Alto Advanced Life Sciences Offshore Ltd.	Mutual Fund - Registered	Director

	Palo Alto Healthcare Offshore Fund Ltd.	Mutual Fund - Registered	Director

	Palo Alto Healthcare Offshore II Ltd.	Mutual Fund - Registered	Director

	Parquet Capital I (Cayman), Ltd.	Mutual Fund - Registered	Director

	Parquet Capital Master (Cayman), Ltd.	Mutual Fund - Registered	Director

	Platon International Fund	Mutual Fund - Registered	Director

	Raiz Fund	Mutual Fund - Registered	Director

	REFAIM	Mutual Fund - Registered	Director

Individual	Entity	Entity’s Business	Affiliation
	Revolver DeFi Opportunities Fund Ltd.	Mutual Fund - Unregistered	Director

	Revolver DeFi Opportunities Master Fund Ltd	Mutual Fund - Unregistered	Director

	RxR Opportunities Fund	Mutual Fund - Unregistered	Director

	Sarissa Capital Athena Fund Ltd	Mutual Fund - Registered	Director

	Sarissa Capital Athena Offshore Fund Ltd	Mutual Fund - Registered	Director

	Sarissa Capital Offshore Fund II Ltd	Mutual Fund - Registered	Director

	Sarissa Capital OffshoreFund Ltd	Mutual Fund - Registered	Director

	SFJ Pharmaceuticals X, Ltd.	Biotechnology Company	Director

	SFJ XII - ABW GP LLC	Biotechnology Company	Manager

	SFJ XII - BXLS GP LLC	Biotechnology Company	Manager

	SFJ XII ABW Ltd.	Biotechnology Company	Director

	SFJ XII GP LLC	Biotechnology Company	Manager

	ShipInvest Management GP	Mutual Fund - Registered	General Partner

	Squadra Brazil Long-Only Equity Strategy	Mutual Fund - Registered	Director

	Squadra Canada, Ltd.	Mutual Fund - Registered	Director

	Squadra Equity Fund, Ltd.	Mutual Fund - Registered	Director

	Squadra Equity Master Fund SPC	Mutual Fund - Registered	Director

	SV4 Equity LLC	Investment Holding Company	Manager

	SV3 Equity LLC	Investment Holding Company	Manager

	Steel Road Capital	Mutual Fund - Registered	Director

	Velox Arbitrage Fund	Mutual Fund - Registered	Director

	Velzyland Fund	Mutual Fund - Registered	Director

	Winner Fund	Mutual Fund - Registered	Director

	Y. Tech Ventures Ltd	Investment Holding Company	Director

	WK 4 Ltd	Investment Holding Company	Director

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

Item 11. Executive Compensation.

We entered into an agreement with the Sponsor whereby, commencing on December 14, 2021 through the earlier of the consummation of an Initial Business Combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for administrative and support services provided to members of our management team. For the period from January 1, 2022 to December 31, 2022, the Company incurred $120,000 of administrative services under this arrangement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 by:

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

The beneficial ownership of our ordinary shares is based on 29,999,800 Class A Ordinary Shares and 7,499,950 Class B ordinary shares issued and outstanding as of December 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares
AACS LP (our Sponsor)(3)	—	—	7,279,950	97.1%
Jeremy Darroch	—	—	55,000	*
Kathleen Hughes	—	—	55,000	*
Uwe Krüger	—	—	55,000	*
Donald McLellan(4)	—	—	55,000	*
All officers and directors as a group (7 individuals)(3)	—	—	7,499,950	100%
Five Percent Holders
AACS LP (our Sponsor)(3)	—	—	7,279,950	97.1%
Adage Capital Entities(5)	1,750,000	5.8%	—	—
Cantor Fitzgerald Entities(6)	1,775,295	5.9%	—	—
Magnetar Entities(7)	1,983,500	6.6%	—	—
Polar Asset Management Partners Inc.(8)	2,000,000	6.7%	—	—
Sculptor Capital Entities(9)	1,575,850	5.3%	—	—

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Ahren Acquisition Corp., Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment.

(3)	AACS LP, our Sponsor, is the record holder of such shares. AACS GP, a Cayman Islands exempted company, is the general partner of AACS LP and therefore may be deemed to share voting and investment discretion with respect to the ordinary shares held of record by AACS LP. Alice Newcombe-Ellis is the director of AACS GP and therefore may be deemed to share voting and investment discretion with respect to the ordinary shares held of record by AACS LP. Sir Shankar Balasubramanian and Elliot Richmond are limited partners of AACS LP. AACS GP and Alice Newcombe-Ellis disclaim any beneficial ownership of the securities held by AACS LP other than to the extent of any pecuniary interest it or she may have therein, directly or indirectly.

(4)	BDTCP Investments 2018, LLC is the record holder of such shares. BDTCP Investments 2018, LLC is an affiliate of Mr. McLellan. Mr. McLellan may be deemed to share voting and investment discretion with respect to the ordinary shares held of record by BDTCP Investments 2018, LLC.

(5)	According to a Schedule 13G filed with the SEC on December 27, 2021 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the Class A Ordinary Shares directly owned by it; Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (”ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A Ordinary Shares directly owned by ACP; Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; and Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP. ACP has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. The address of the business office of such persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6)	According to a Schedule 13G filed with the SEC on November 2, 2022 on behalf of Cantor Fitzgerald Securities (“CFS”), Cantor Fitzgerald, L.P. (“Cantor”), CF Group Management, Inc. (“CFGM”) and Howard W. Lutnick (“Mr. Lutnick”). CFS is the record holder of the reported Class A Ordinary Shares. CFGM is the managing general partner of Cantor and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM's sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. The address of the principal business office of each of CFS, Cantor, CFGM and Mr. Lutnick is 110 East 59th Street, New York, New York 10022.

(7)	According to a Schedule 13G/A filed with the SEC on February 2, 2023 on behalf Magnetar Financial LLC (“Magnetar Financial”); Magnetar Capital Partners LP (“Magnetar Capital Partners”); Supernova Management LLC (“Supernova Management”); and David J. Snyderman (“Mr. Snyderman”), the Class A Ordinary Shares reported are held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd ("Purpose Fund"), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC ("Lake Credit Fund"), Purpose Alternative Credit Fund - T LLC ("Purpose Fund - T"), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Class A Ordinary Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(8)	Information derived from a Schedule 13G filed by Polar Asset Management Partners Inc. with the SEC on February 7, 2022. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Class A Ordinary Shares directly held by PMSMF. The address of the business office of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(9)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 on behalf of Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Sculptor Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Sculptor Accounts. The Class A Ordinary Shares reported are held in the Sculptor Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

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

Related Party Loans

On April 9, 2021, we issued the Promissory Note, an unsecured promissory note, to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Promissory Note was paid in full on December 21, 2021 and no amounts are outstanding at December 31, 2022.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, make Working Capital Loans to the Company as may be required. If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On December 17, 2021, the Company entered into an administrative services agreement pursuant to which it will pay its Sponsor a total of $10,000 per month, until the earlier of the completion of its Business Combination and the liquidation of the trust assets, for administrative and support services. Upon completion of the Business Combination or liquidation, the Company will cease paying these monthly fees. The administrative services agreement fees were $120,000 and $10,000 for the year ended December 31, 2022 and for the period from April 1, 2021 through December 31, 2021, respectively, which have been included in formation and operating costs in the statements of operations. As of December 31, 2022 and December 31, 2021, $50,000 and $0, respectively, was outstanding and due to the Sponsor.

Item 14. Principal Accounting Fees and Services.

The firm of BDO USA, LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO USA, LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO USA, LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021 including the services rendered in connection with our Initial Public Offering, totaled $140,125  and $110,500, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from April 1, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022 financial statements and are not reported under “Audit Fees.” For the period from April 1, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022, BDO USA, LLP did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from April 1, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022, BDO USA, LLP did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the period from April 1, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022, BDO USA, LLP did not render any of these other services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2023	AHREN ACQUISITION CORP.

	By:	/s/ Alice Newcombe-Ellis
		Name:	Alice Newcombe-Ellis
		Title:	Chief Executive Officer and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alice Newcombe-Ellis	Chief Executive Officer and Director	April 7, 2023
Alice Newcombe-Ellis	(Principal Executive Officer)

/s/ Elliot Richmond	Chief Financial Officer and Director	April 7, 2023
Elliot Richmond	(Principal Financial and Accounting Officer)

/s/ Jeremy Darroch	Director	April 7, 2023
Jeremy Darroch

/s/ Kathleen Hughes	Director	April 7, 2023
Kathleen Hughes

/s/ Uwe Krüger	Director	April 7, 2023
Uwe Krüger

/s/ Donald McLellan	Director	April 7, 2023
Donald McLellan

/s/ Jonathan Roney	Director	April 7, 2023
Jonathan Roney

78