Form 10-K/A
period 2022-12-31
Ahren Acquisition Corp.
filed 2023-05-12
CIK 1856696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of May 12, 2023, there were 29,999,800 Class A Ordinary Shares, par value $0.0001, issued and outstanding, and 7,499,950 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

Auditor Firm ID: 243

Auditor Name: BDO USA, LLP

Auditor Location: New York, New York

EXPLANATORY NOTE

Ahren Acquisition Corp. (the “Company,” or “we”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”), filed with the Securities and Exchange Commission, on April 7, 2023.

We are filing this Amendment No. 1 solely to amend and restate the Section 302 certifications set forth in Exhibits 31.1 and 31.2, to include paragraph 4(b) referring to internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer, each in their respective capacities as Principal Executive Officer and Principal Financial and Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2).

Except as described above, no other information included in the Original 10-K is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original 10-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

PART IV

Item 15. Exhibits (RESTATED)

The following exhibits are filed as part of this Annual Report on Amendment No. 1 Form 10-K/A.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this this Annual Report on Amendment No. 1 Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	AHREN ACQUISITION CORP.

	By:	/s/ Alice Newcombe-Ellis
		Name:	Alice Newcombe-Ellis
		Title:	Chief Executive Officer and Director (Principal executive officer)

By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chief Financial Officer and Director (Principal financial officer and principal accounting officer)

3