Form 10-Q
period 2023-03-31
Ahren Acquisition Corp.
filed 2023-05-12
CIK 1856696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

AHREN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41162	98-1594455
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of May 12, 2023, there were 29,999,800 shares of Class A ordinary share, par value $0.0001 per share and 7,499,950 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

AHREN ACQUISITION CORP.
Form 10-Q

For the Quarter Ended March 31, 2023

i

AHREN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$445,855	$726,520
Marketable securities held in Trust Account	312,889,765	310,032,215
Prepaid expenses	183,845	216,067
Total current assets	313,519,465	310,974,802
Total Assets	$313,519,465	$310,974,802

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$181,492	$157,228
Due to Sponsor	80,000	50,000
Accrued expenses	1,277,340	1,341,969
Derivative warrant liabilities	3,784,251	2,419,985
Total current liabilities	5,323,083	3,969,182
Total Liabilities	5,323,083	3,969,182

Commitments and Contingencies (Note 4)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 29,999,800 shares, at redemption value	312,708,873	309,874,987

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 29,999,800 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,499,950 shares issued and outstanding	750	750
Additional paid-in capital	-	-
Accumulated deficit	(4,513,241)	(2,870,117)
Total shareholders’ deficit	(4,512,491)	(2,869,367)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$313,519,465	$310,974,802

The accompanying notes are an integral part of these unaudited condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022

Operating costs	$278,858	$283,170
Stock-based compensation expense	-	348,754
Loss from operations	(278,858)	(631,924)
(Loss) gain on change in fair value of derivative warrant liabilities	(1,364,266)	6,216,338
Dividends and interest on marketable securities held in Trust Account	3,342,586	17,040
Other expense	(508,700)	-
Net income	$1,190,762	$5,601,454
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	29,999,800	29,999,800
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.15
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,499,950	7,499,950
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.04)	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	29,999,800	$309,874,987	7,499,950	$750	$-	$(2,870,117)	$(2,869,367)
Remeasurement of carrying value to redemption value	-	2,833,886	-	-	-	(2,833,886)	(2,833,886)
Net income	-	-	-	-	-	1,190,762	1,190,762
Balance as of March 31, 2023 (unaudited)	29,999,800	$312,708,873	7,499,950	$750	$-	$(4,513,241)	$(4,512,491)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	29,999,800	$305,997,960	7,499,950	$750	$-	$(24,719,529)	$(24,718,779)
Stock-based compensation to Directors	-	-	-	-	348,754	-	348,754
Remeasurement of carrying value to redemption value	-	17,040	-	-	(17,040)	-	(17,040)
Net income	-	-	-	-	-	5,601,454	5,601,454
Balance as of March 31, 2022 (unaudited)	29,999,800	$306,015,000	7,499,950	$750	$331,714	$(19,118,075)	$(18,785,611)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AHREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Cash Flows from Operating Activities
Net income	$1,190,762	$5,601,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation expense	-	348,754
Increase in accrued dividends and interest on marketable securities held in Trust Account	(1,197,876)	(17,040)
Change in fair value of derivative warrant liabilities	1,364,266	(6,216,338)
Changes in operating assets and liabilities:
Prepaid expenses	32,222	29,487
Accounts payable	24,264	(702,000)
Due to Sponsor	30,000	-
Accrued expenses	(64,629)	55,417
Net cash provided by (used in) operating activities	1,379,009	(900,266)

Cash Flows from Investing Activities
Reinvestment of dividend and interest received on marketable securities held in Trust Account	(1,659,674)	-
Net cash used in investing activities	(1,659,674)	-

Cash Flows from Financing Activities
Offering costs paid	-	(12,032)
Net cash used in financing activities	-	(12,032)

Net decrease in cash	(280,665)	(912,298)
Cash - beginning of period	726,520	2,156,137
Cash - end of period	$445,855	$1,243,839

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$2,833,886	$17,040

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period from April 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on investments from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is AACS LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 13, 2021. On December 17, 2021, the Company consummated its Initial Public Offering of 29,999,800 units (the “Units”), including 2,499,800 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $299,998,000, and incurring $1,191,286 in offering costs, $5,999,960 in upfront underwriting fees and $10,499,930 in deferred underwriting commission which was waived by the underwriter and financial advisor in 2022. Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. Effective as of December 31, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commission of $10,499,930. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Risks and uncertainties

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rates in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had working capital deficit of $909,132, excluding the marketable Securities held in Trust Account and derivative warrant liabilities. Of the net proceeds from the Initial Public Offering and associated sale of Private Placement Warrants, $312,889,765 of marketable securities was held in the Trust Account. Cash of $445,855 was held outside of the Trust Account in the Company’s operating account and is available for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company expects to use the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective targets for an Initial Business Combination, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Initial Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the reporting period. Dividends and interest from the marketable securities held in Trust Account are recognized on an accrual basis. Accrued dividends and interest are recorded as part of marketable securities held in Trust Account on the balance sheets. Dividends and interest earned on marketable securities are included in dividends and interest on marketable securities held in Trust Account on the condensed statements of operations.

As of March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which invest in U.S. Treasury securities. The fair value for these securities is determined using quoted market prices in active markets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

Fair Value of Financial Instruments

As of March 31, 2023 and December 31, 2022, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the ASC 820, “Fair Value Measurement,” approximate the fair values represented in the balance sheet due to the short term nature of these balances.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2023 and December 31, 2022 is as follows:

Class A ordinary shares subject to possible redemption at December 31, 2021	$305,997,960
Remeasurement of carrying value to redemption value	3,877,027
Class A ordinary shares subject to possible redemption at December 31, 2022	$309,874,987
Remeasurement of carrying value to redemption value	2,833,886
Class A ordinary shares subject to possible redemption at March 31, 2023	$312,708,873

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted net income (loss) per share is the same as basic income (loss) per share for the period presented.

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Net income	$1,190,762	$5,601,454
Accretion of temporary equity in excess of fair value	(2,833,886)	(17,040)
Net income (loss) including accretion of temporary equity in excess of fair value	$(1,643,124)	$5,584,414

	For The Three Months Ended March 31, 2023		For The Three Months Ended March 31, 2022
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(1,314,499)	$(328,625)	$4,467,531	$1,116,883
Deemed dividend for accretion of temporary equity in excess of fair value Class A ordinary shares	2,833,886	-	17,040	-
Allocation of net income (loss) and deemed dividend	$1,519,387	$(328,625)	$4,484,571	$1,116,883
Denominator
Weighted average shares outstanding, basic and diluted	29,999,800	7,499,950	29,999,800	7,499,950
Basic and diluted net income (loss) per share	$0.05	$(0.04)	$0.15	$0.15

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income (loss) per ordinary share.

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

All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40, “Derivatives and Hedging.” Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of Public Warrants were subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The Private Warrants were subsequently measured by reference to the fair value of the Public Warrants, as such a Level 2 measurement.

The fair value of warrants issued in connection with the IPO and the private placement warrants was initially measured at fair value by an independent valuation consultant using a market-based approach of comparable blank check company warrant pricing. At March 31, 2023 and December 31, 2022, the fair value of the public warrants was based on observable closing market price for such warrants, and value of the private warrants was fair valued based on the pricing of the public warrants.

Income Taxes

ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Stock-Based Compensation

The Company adopted ASC 718, “Compensation—Stock Compensation”, guidance to account for its stock-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of stock-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Grants of stock-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in operating expenses in the unaudited condensed statements of operations.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 3 — Related Party Transactions

Class B Founder Shares

In April, 2021, the Sponsor (AACS LP) paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 7,187,500 Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), with up to 937,500 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On July 31, 2021, the Sponsor transferred 50,000 Founder Shares to each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC, resulting in the Sponsor holding 6,987,500 Founder Shares. On December 14, 2021, the Company effected a 1.1 to 1 share recapitalization with respect to the Founder Shares, as a result of which, each of Jeremy Darroch, Kathleen Hughes, Uwe Krüger and BDTCP Investments 2018, LLC hold 55,000 Founder Shares and the Sponsor held 7,686,250 Founder Shares, up to 1,031,250 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On December 17, 2021 following the underwriter’s partial exercise of the over-allotment option, 406,300 Founder Shares were surrendered by the Sponsor such that it now holds 7,279,950 Founder Shares. The Company has recognized this transfer as a compensation expense in accordance with ASC 718. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of July 31, 2021 (grant date) and the probability of the success of the Business Combination. The Company amortizes the stock-based compensation expense using the straight-line method. Stock-based compensation expense recognized for the transfer of Founder Shares for the three months ended March 31, 2023 and 2022 was $0 and $348,754 respectively. As of March 31, 2023 and December 31, 2022 all shares were vested and there was no unrecognized stock-based compensation expense.

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

Administrative Services Agreement

On December 17, 2021, the Company entered into an administrative services agreement pursuant to which it will pay its Sponsor a total of $10,000 per month, until the earlier of the completion of its Business Combination and the liquidation of the trust assets, for administrative and support services. Upon completion of the Business Combination or liquidation, the Company will cease paying these monthly fees. The administrative services agreement fees were $30,000 and $30,000 for the three months ended March 31, 2023 and 2022, respectively, which have been included in operating costs in the unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, $80,000 and $50,000, respectively, was outstanding and due to the Sponsor.

Advisory Fee

Lazard Frères & Co., LLC (“Lazard”) acted as the Company’s independent financial advisor in connection with the Initial Public Offering, for which it received customary fees. The Company also agreed to pay Lazard a fee in an amount equal to 20% of the underwriting commission payable to the underwriter. The fee to Lazard was paid in part at the closing of the Initial Public Offering and would also be paid in part at the closing of a Business Combination, in the same proportion as the non-deferred and deferred underwriting commission payable to the underwriter. Lazard has agreed to waive their deferred fees that would be payable out of the underwriting commission in connection with any Initial Business Combination. The Company is under no obligation to pay Lazard should an initial business combination be consummated.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post- Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Note 4 — Commitments & Contingencies

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

Effective as of December 31, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commission of $10,499,930.

Note 5 — Derivative Warrant Liabilities

The Company accounted for the 30,249,820 warrants issued in connection with the Initial Public Offering (the 14,999,900 Public Warrants and the 15,249,920 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations under the caption “Change in fair value of derivative warrant liabilities”. Offering costs were allocated to the Class A ordinary shares and Public Warrants, and the amounts allocated to the Public Warrants were expensed immediately in 2021.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments required the Company to record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to fair value determined with the assistance of a professional independent valuation firm. The warrant liabilities is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Note 6 — Shareholders’ Deficit

Preference shares – The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding 29,999,800 of Class A ordinary shares subject to possible redemption).

Class B ordinary shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 7,499,950 Class B ordinary shares were issued and outstanding.

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$312,889,765	$-	$-	$312,889,765
Total assets	$312,889,765	$-	$-	$312,889,765
Liabilities:
Public Warrants	$1,876,487	$-	$-	$1,876,487
Private Placement Warrants	-	1,907,764	-	1,907,764
Total liabilities	$1,876,487	$1,907,764	$-	$3,784,251

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the year ended December 31, 2022, the Public and Private warrants were transferred out of Level 3 into Level 1 and Level 2, respectively.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since February 4, 2022. The fair value of the Private Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a decrease in the change in fair value of derivative warrant liabilities of $1,364,266 for the three months ended March 31, 2023. A gain in the change in fair value of derivative warrant liabilities of $6,216,338 was recognized for the three months ended March 31, 2022.

As of March 31, 2023, there were no transfers in and out of Level 3. The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from December 31, 2021 through December 31, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$16,198,778
Change in fair value	(13,778,793)
Transfer out of Level 3 to Level 1	(1,199,992)
Transfer out of Level 3 to Level 2	(1,219,993)
Derivative warrant liabilities December 31, 2022 with Level 3 inputs	$-

The changes in fair value of derivative warrant liabilities for the three months ended March 31, 2023 is shown below:

	Public Warrant	Private Warrant	Total

Fair value at January 1, 2023	$1,199,992	$1,219,993	$2,419,985
Change in fair value	676,495	687,771	1,364,266
Fair value as of March 31, 2023	$1,876,487	$1,907,764	$3,784,251

The changes in fair value of derivative warrant liabilities for the three months ended March 31, 2022 is shown below:

	Public Warrant	Private Warrant	Total

Fair value at January 1, 2022	$8,032,446	$8,166,332	$16,198,778
Change in fair value	(3,082,479)	(3,133,859)	(6,216,338)
Fair value as of March 31, 2022	$4,949,967	$5,032,473	$9,982,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Ahren Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AACS LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended March 31, 2023, we had net income of $1,190,762, which consists of operating costs of $278,858, a decrease in the fair value of derivative warrant liabilities of $1,364,266 and other expenses of $508,700, offset by dividends and interest on marketable securities held in Trust Account of $3,342,586.

For the three months ended March 31, 2022, we had net income of $5,601,454, which consists of operating costs of $283,170, stock-based compensation expense of $348,754, and an increase in the fair value of derivative warrant liabilities of $6,216,338, offset by dividends and interest on marketable securities held in Trust Account of $17,040.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had working capital deficit of $909,132, excluding the marketable Securities held in Trust Account and derivative warrant liabilities. As of March 31, 2023, we had $312,889,765 of marketable securities held in the Trust Account, which is not available for working capital purposes. Cash of $445,855 is currently held outside of the Trust Account in the Company’s operating account and is available for working capital purposes.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company expects to use the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective targets for an Initial Business Combination, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Initial Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Effective as of December 31, 2022, the underwriter and the financial advisor from the Initial Public Offering resigned and withdrew from their role in any Initial Business Combination and thereby waived their entitlement to the deferred underwriting commission of $10,499,930.

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

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, make Working Capital Loans to the Company as may be required. If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into Private Placement Warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under Working Capital Loans.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 14, 2021 through the earlier of the consummation of an Initial Business Combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for administrative and support services provided to members of our management team.

For three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 respectively, in administrative fees under this arrangement, which were included in operating costs   in the unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, the Company had an outstanding payable of $80,000 and $50,000, respectively to our Sponsor under this arrangement.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Please see recent accounting pronouncements in Note 2—Summary of Significant Accounting Policies in our unaudited condensed financial statements included elsewhere in this Quarterly Report for recent accounting pronouncements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the presentation of the reinvestment of dividends and interest in marketable securities from the Trust Account within operating activities in the cash flow statement instead of within investing activities.

To address this material weakness, management devoted significant effort and resources to the remediation and improvement of its internal control over financial reporting, including processes and controls over the internal communications within the Company and the third-party professionals with whom we consult.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 7, 2023. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On December 17, 2021, we consummated our Initial Public Offering of 29,999,800 Units, including the issuance of 2,499,800 Units as a result of the underwriters’ exercise of their over-allotment option in part. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $299,998,000. Citigroup Global Markets Inc. acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261334). The SEC declared the registration statement effective on December 14, 2021. Transaction costs amounted to $16,511,183, including $10,499,930 in deferred underwriting fees, $5,999,960 in upfront underwriting fees and $1,114,703 in offering costs, of which $482,930 was allocated to fair value instruments and $620,480 charged to additional paid-in capital in connection with the Initial Public Offering. In addition, the underwriter and financial advisor agreed to defer $10,499,930 in underwriting commission. Effective as of December 31, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commission of $10,499,930.

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

AHREN ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Alice Newcombe-Ellis
	Name:	Alice Newcombe-Ellis
	Title:	Chief Executive Officer (Principal executive officer)

	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)